Form 10QSB
period 2006-11-30
Ruby Creek Resources Inc
filed 2007-01-16
CIK 1379810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒         Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2006

☐         Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-52354

RUBY CREEK RESOURCES INC.

(Name of small business issuer in its charter)

British Columbia, Canada	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 600, 890 West Pender Street, Vancouver, British Columbia, Canada	V6C 1K4
(Address of principal executive offices)	(Zip Code)

(604) 633-9768
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,337,001 shares of common stock as of January 12, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________

RUBY CREEK RESOURCES INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended November 30, 2006

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended November 30, 2006 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

The following unaudited consolidated interim financial statements of Ruby Creek Resources Inc. are included in this Quarterly Report on Form 10-QSB:

__________

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Balance Sheets

	November 30, 2006 $	August 31, 2006 $
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents (Note 2)	229,580	257,153
GST receivable	3,022	58
Prepaid expenses	1,000	10,000

	233,602	267,211

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	16,698	8,594
Due to related parties (Note 4)	113	113

	16,811	8,707

Stockholders' Equity

Common stock (Note 5) unlimited number of shares authorized, no par value 8,337,001 shares issued and outstanding	280,200	280,200

Common stock subscription receivable (Note 5)	-	(5,000)

Donated capital (Note 4)	3,000	3,000

Deficit accumulated during the exploration stage	(66,409)	(19,696)

	216,791	258,504

	233,602	267,211

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(unaudited)
	Three Month Period Ended November 30, 2006 $	For the Period from May 3, 2006 (Inception) to November 30, 2006 $

Expenses
Management services (Note 4)	11,130	12,630
Mineral property costs (Note 3)	3,573	12,573
Office and general (Note 4)	1,177	2,846
Professional fees	30,092	37,619
Shareholder relations	920	920

Total expenses	46,892	66,588

Net loss before other items	(46,892)	(66,588)

Interest income	179	179

Net loss	(46,713)	(66,409)

Net loss per share - basic and diluted	(0.01)	(0.01)

Weighted average number of common shares outstanding - basic and diluted	8,337,001	3,808,982

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	Three Month Period Ended November 30, 2006 $	For the Period from May 3, 2006 (Inception) to November 30, 2006 $

Cash flows from operating activities:

Net loss	(46,713)	(66,409)

Adjustments to reconcile net loss to net cash from operating activities:
Donated rent	-	1,500
Donated services	-	1,500

Net changes in non-cash working capital items:
GST receivable	(2,964)	(3,022)
Prepaid expenses	9,000	(1,000)
Accounts payable and accrued liabilities	8,104	16,698
Due to related parties	-	113

Net cash flows used in operating activities	(32,573)	(50,620)

Cash flows from financing activities
Share subscriptions received	5,000	280,200

Net cash flows from financing activities	5,000	280,200

Net increase (decrease) in cash and cash equivalents	(27,573)	229,580

Cash and cash equivalents - beginning of period	257,153	-

Cash and cash equivalents - end of period	229,580	229,580

Supplemental disclosure with respect to cash flows:

Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2006
(unaudited)

1.       Nature of Business

Ruby Creek Resources Inc. (the "Company") was incorporated in the Province of British Columbia on May 3, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard ("SFAS") No. 7. The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its mineral property contains mineral reserves that are economically recoverable.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2006, the Company has accumulated losses of $66,409 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company received approval on its Form SB-2 Registration Statement with the United States Securities and Exchange Commission to register 2,737,000 shares of common stock at $0.10 per share for resale by existing stockholders of the Company. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders.

Unaudited Interim Financial Statements

These unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended August 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended November 30, 2006 are not necessarily indicative of the results that may be expected for the year ending August 31, 2007.

2.       Summary of Significant Accounting Policies

a)       Basis of Presentation and Fiscal Year

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is August 31.

b)       Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c)       Basic and Diluted Net Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2006
(unaudited)

2.       Summary of Significant Accounting Policies (continued)

d)       Cash and Cash Equivalents

Cash and cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturities of three months or less when purchased.

e)       Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)       Mineral Property Costs

The Company has been in the exploration stage since its formation on May 3, 2006 and has not realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral resources.

Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met.

Mineral property exploration costs are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized.

As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed.

To date the Company has not established any proven or probable reserves on its mineral properties.

As of the date of these financial statements, the Company has only incurred mineral property option and exploration costs which have been charged to operations. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As November 30, 2006, any potential costs related to the retirement of the Company's mineral property interests have not yet been determined.

g)       Financial Instruments

Financial instruments, which include cash and cash equivalents, accounts payable and accrued liabilities and amounts due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The fair value of the Company's rights to purchase net smelter return royalties (refer to Note 3) is not determinable at the current stage of the Company's exploration program. Accordingly, no value has been assigned by management.

Currently, the Company has no hedging instruments and does not use derivative instruments to reduce its exposure to foreign currency risk.

h)       Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2006
(unaudited)

2.       Summary of Significant Accounting Policies (continued)

i)       Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 "Accounting for Income Taxes," as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

j)       Foreign Currency Translation

These financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

k)       Stock-Based Compensation

The Company has adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), "Share-Based Payment", which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation

The Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

l)       Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2006
(unaudited)

2.       Summary of Significant Accounting Policies (continued)

m)      Recent Accounting Pronouncements (continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs.  SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  The adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning September 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

3.       Mineral Properties

Pursuant to an agreement dated July 15, 2006, as amended on August 15, 2006, the Company has acquired an option to earn a 100% interest in the Moore Creek Property (the "Property") located in the Iskut River region, British Columbia, Canada in exchange for cash payments totalling CDN$100,000 over 4 years, payable as follows:

(a)     CDN $2,500 on October 15, 2006 (paid);
(b)     CDN $10,000 on July 15, 2007;
(c)     CDN $15,000 on July 15, 2008;
(d)     CDN $20,000 on July 15, 2009; and
(e)     CDN $52,500 on July 15, 2010.

The Property is subject to a 2% net smelter return royalty ("NSR") of which 1% can be repurchased at any time by the vendor for CDN$1,000,000. The Property is comprised of 8 mineral claims covering a total of 2,919 hectares and as of the date of these financial statements title is held in the name of the vendor. Title will be transferred to the Company upon receipt of all of the cash payments, as described above.

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2006
(unaudited)

3.       Mineral Properties (continued)

During the period ended November, 2006 the Company expensed $3,573 in acquisition and exploration costs.

4.       Related Party Transactions

During the period ended November 30, 2006:

a)     the Company incurred $5,465 in management fees to a company controlled by an officer of the Company.

b)     The Company incurred $644 in accounting fees to a company controlled by a director of the Company.

At November 30, 2006, the Company owed $113 to a director of the Company.  These funds are unsecured, do not bear interest and have no fixed terms of repayment.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

5.       Common Stock

a)     On May 3, 2006, the Company issued one common share at a price of $0.01 upon incorporation.

b)     On August 22, 2006, the Company issued 4,500,000 shares of common stock at a price of $0.01 per share for proceeds of $45,000 pursuant to subscription agreements with a director of the Company and two other individuals.

c)     On August 31, 2006, the Company issued 2,970,000 shares of common stock at a price of $0.05 per share for proceeds of $148,500.

d)     On August 31, 2006, the Company issued 867,000 shares of common stock at a price of $0.10 per share for proceeds of $86,700.

The accompanying notes are an integral part of these financial statements.

Item 2.          Management's Discussion and Analysis

As used in this quarterly report: (i) the terms "we", "us", "our" and the "Company" mean Ruby Creek Resources Inc.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Exchange Act" refers to the Securities Exchange Act of 1934, as amended; and (iv) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended November 30, 2006 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended November 30, 2006 included in this quarterly report.

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties.  We have entered into an option agreement to acquire a 100% interest in eight mineral claims (the "More Creek properties") located in the Iskut River region of northern British Columbia, Canada, covering an area of approximately 2,529 hectares that we believe are prospective for gold and copper mineral deposits.  These optioned mineral claims do not contain any substantiated mineral deposits or reserves of minerals.  Minimal exploration has been carried out on these claims.  Accordingly, additional exploration of these optioned mineral claims is required before any determination as to whether any commercially viable mineral deposit may exist on our optioned mineral claims.  Our plan of operations is to carry out preliminary exploration work on our optioned mineral claims in order to ascertain whether our optioned mineral claims warrant advanced exploration to determine whether they possess commercially exploitable deposits of gold, copper or other mineral deposits.  We will not be able to determine whether or not our optioned mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

We acquired the option to acquire these eight mineral claims pursuant to an option agreement dated July 15, 2006 and amended on August 15, 2006.  Pursuant to this option agreement, we have the exclusive option to earn a 100% interest in and to these eight mineral claims, subject to a 2% net smelter return royalty payable to the optionor, in exchange for making cash payments totalling CDN$100,000 to the optionor over a four-year period as follows:  CDN$2,500 on October 15, 2006; CDN$10,000 on July 15, 2007; CDN$15,000 on July 15, 2008; CDN$20,000 on July 15, 2009; and a final payment of CDN$52,500 on July 15, 2010.  We obtained a geological report on our optioned mineral claims dated October 15, 2006 that recommends a phased exploration program.  We intend to proceed with the first phase of this recommended exploration program, which entails geochemical surveys to determine if there are overburden covered zones of porphyry style copper gold mineralization present within the claim area.  The estimated cost of this exploration program is $16,000.  Accordingly, we have sufficient funds to enable us to complete this initial phase of our exploration program as well as phases two and three, which are expected to cost an additional $145,000.  We will, however, require additional financing in order to complete any additional exploration of our optioned mineral claims to determine whether any mineral deposit exists on these claims.  Even if we determine that a mineral deposit exists on our optioned mineral claims, an economic evaluation must be completed before the economic viability of commercial exploitation of our optioned mineral claims could be completed.  Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation.  There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

We are considered an exploration or exploratory stage company as we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our optioned mineral claims, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the property underlying the optioned mineral claims, and there is no assurance that we will discover one.

We have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations.  We will not generate revenues even if our exploration program indicates that a mineral deposit may exist on our optioned mineral claims.  Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue our exploration activities.

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of our optioned mineral claims:

1.       Obtain a trading symbol to trade our shares over the OTC Bulletin Board.  We completed a registration under the U.S. Securities Act of 2,737,000 of our shares for resale by the selling stockholders named in our prospectus contained in our registration statement on Form SB-2 filed and dated November 7, 2006, which was declared effective on November 17, 2006. Our Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

In addition, we have registered our common shares as a class under the Exchange Act pursuant to registration statement on Form 8-A filed on December 7, 2006.  We have applied to the NASD for a trading symbol to begin trading our shares on the OTC Bulletin Board.  There are minimal remaining costs expected to complete this milestone.

2.       We plan to conduct phase one of our recommended exploration program on the More Creek property.  Phase one will consist of geochemical surveys to determine if there are overburden covered zones of porphyry style copper gold mineralization present within the claim area in order to define targets for further work, and is estimated to cost approximately $16,000. We expect to commence this first phase of our exploration program in early 2007, weather permitting, depending on the availability of personnel and equipment. Phase one is expected to take approximately four weeks to complete.

3.       We anticipate spending approximately $4,200 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $50,400 over the next twelve months. The general and administrative expenses for the year will consist primarily of management fees, rent and general office expenses.

4.       We intend to hire an outside consultant to assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed or audited by our independent auditor.  Our outside consultant is expected to charge us approximately $1,000 to prepare our quarterly financial statements and approximately $1,250 to prepare our annual financial statements, for a total of $4,250 in the next twelve months.  Our independent auditor is expected to charge us approximately $12,000 over the next twelve months to review our quarterly financial statements and to audit our annual financial statements.  Thus, in the next twelve months, we anticipate spending a total of approximately $16,250 to pay for our accounting and audit requirements.

5.       In the next twelve months, we anticipate spending approximately $12,000 for legal costs in connection with our three quarterly filings and one annual filing.

In addition, If warranted by the results of phase one, we intend to proceed with further phases of a recommended exploration program, but we do not currently intend to proceed to these next phases within the next twelve months. A phase two program would consist of airborne geophysical surveys, with an estimated cost of $30,000. In the event that the phase one and two programs delineate a target area or areas that exhibit a co-incident geochemical and geophysical response, a detailed ground program consisting of detailed geochemical surveys and ground geophysical surveys would be warranted.  The estimated cost of this phase three program would be approximately $115,000.

As such, we estimate that our total expenditures over the next twelve months, as set forth in numbered paragraphs 1 to 5 above, will be approximately $95,000.  At November 30, 2006, we had cash of $229,580 and working capital of $216,791.  We anticipate that our cash and working capital will be sufficient to enable us to complete our plan of operations for the next 12 months. In addition, if we were to perform phases two and three during the next twelve months, we believe that we would have sufficient cash reserves and working capital to cover those costs as well. During the 12 month period following the date of this quarterly report, we anticipate that we will not generate any revenue. Accordingly, if we were to determine to proceed with any additional phases beyond phases one through three during the next twelve months, we would require additional financing.

In order to obtain further financing, we believe that debt financing will not be an alternative for funding as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund ongoing phases of our exploration program beyond the next twelve months. In the absence of such financing, we will not be able to continue exploration of our optioned mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund further phases of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our optioned mineral claims following the completion of phase three. If we do not continue to obtain additional financing, we will be forced to abandon our option for the 8 mineral claims and our plan of operations.

We may consider entering into a joint venture arrangement to provide the required funding to develop the optioned mineral claims. We have not undertaken any efforts to locate a joint venture partner for the optioned mineral claims. Even if we determined to pursue a joint venture partner, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of our optioned mineral claims. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest in our optioned mineral claims to the joint venture partner.

Results of Operations

Three Months Ended November 30, 2006

The following table sets out our consolidated loss of the periods indicated:

 Three Month
 Period Ended
November 30, 2006
$

 For the Period from
May 3, 2006 (Inception) to
November 30, 2006
$

Expenses

Management services

11,130

12,630

Mineral property costs

3,573

12,573

Office and general

1,177

2,846

Professional fees

30,092

37,619

Shareholder relations

920

920

Total expenses

46,892

66,588

Net loss before other items

(46,892)

(66,588)

Interest income

179

179

Net loss

(46,713)

(66,409)

Revenues

We have had no operating revenues since our inception on May 3, 2006 to November 30, 2006.  We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Management Services

Our expenses for management services are primarily related to costs incurred in carrying out our business plan, raising funds and communicating with shareholders.  During the period from inception on May 3, 2006 to November 30, 2006, we incurred expenses of $12,630 for management services.  During the three month period ended November 30, 2006, we incurred expenses of $11,130 for management services.

Mineral Property Costs

During the period from inception on May 3, 2006 to November 30, 2006, we incurred expenses of $12,573 in mineral property costs.  During the three month period ended November 30, 2006, we incurred expenses of $3,573 in mineral property costs.  Such costs consisted primarily of payments to a consulting geologist to prepare a report regarding our optioned claims.

Office and General

During the period from inception on May 3, 2006 to November 30, 2006, we incurred expenses of $2,846 in office and general expenses.  During the three month period ended November 30, 2006, we incurred expenses of $1,177 in office and general expenses, which consisted primarily of rent expenses.

Professional Fees

During the period from inception on May 3, 2006 to November 30, 2006, we incurred expenses of $37,619 in professional fees.  During the three month period ended November 30, 2006, we incurred expenses of $30,092 in professional fees, which consisted primarily of legal, accounting and related fees in connection with the filing of our registration statement on Form SB-2 with the Securities and Exchange Commission and related matters.

Net Loss

As a result of the expenses discussed above, we had a net loss of $46,713 in the three months ended November 30, 2006, and have incurred a net loss of $66,409 since our inception on May 3, 2006 through November 30, 2006.

Liquidity and Capital Resources

We had cash of $229,580 and working capital of $216,791 at November 30, 2006.

We estimate that our total expenditures over the next twelve months will be approximately $95,000, as outlined above under the heading "Plan of Operations".  This estimate does not take into account estimated expenditures with respect to phases two and three of our exploration program, as these phases are contingent on the results of phase one as well as our receipt of sufficient financing.  If we were to complete phase two and three during the next twelve months, our total estimated expenditures for that period would be $240,000.

Our ability to complete phase two and three of the recommended work program may be subject to us obtaining adequate financing as these expenditures may exceed our cash reserves.

Cash from Operating Activities

Cash used in operating activities was $32,573 for the three months ended November 30, 2006 and $50,620 for the period from May 3, 2006 to November 30, 2006.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock.  From our inception on May 3, 2006 to November 30, 2006, we have raised a total of approximately $280,200 from private offerings of our securities.  During the three months ended November 30, 2006, net cash provided by financing activities was $5,000 from sale of our securities.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the prospect lease and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report on our audited financial statements for the period from inception on May 3, 2006 through August 31, 2006 that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis.  The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements.  In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances.  Actual results could differ from those estimates made by management.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

Mineral Property Costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral property.  The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As at November 30, 2006, any potential costs relating to the retirement of the Company's mineral property interest has not yet been determined.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets and liabilities are recorded at the exchange rates prevailing at the transaction date.  Revenues and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.  This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

Item 3. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this quarterly report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal controls over financial reporting that occurred during our most recent quarterly period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2.            Unregistered Sales of Equity Securities

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Securities Holders

None.

Item 5.            Other Information

None.

Item 6.            Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-QSB:

 Exhibit
Number

Description of Exhibit

3.1

Our Articles of Incorporation.(1)

10.1

Form of Subscription Agreement for August 22, 2006 private placement of shares for $0.01 per share.(1)

10.2

Form of Subscription Agreement for August 31, 2006 private placement of shares for $0.05 per share.(1)

10.3

Form of Subscription Agreement for August 31, 2006 private placement of shares for $0.10 per share.(1)

10.4

Mineral Claims Option Agreement between Ruby Creek Resources Inc. and Carl von Einsiedel, dated July 15, 2006, as amended August 15, 2006.(1)

31.1

Rule 13a-14(a)/15(d)-14(a) Certifications of Chief Executive Officer and Chief Financial Officer

32.1

18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

(1)          Filed as an Exhibit to the Company's registration Statement on Form SB-2, as filed with the SEC on November 7,2006, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY CREEK RESOURCES INC.

Per:     /s/ Brian Roberts

            Brian Roberts

            President, Chief Executive Officer, Principal Executive Officer and a director

            Date:  January 12, 2007

__________