Form 10QSB
period 2007-02-28
Ruby Creek Resources Inc
filed 2007-04-16
CIK 1379810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒        Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2007

☐        Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-52169

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,337,001 shares of common stock as of April 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________

RUBY CREEK RESOURCES INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended February 28, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended February 28, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

The following unaudited financial statements of Ruby Creek Resources Inc. are included in this Quarterly Report on Form 10-QSB:
Description	Page
Balance Sheets as at February 28, 2007 and August 31, 2006	F-1
Statements of Operations for the Three Months ended February 28, 2007, for the Six Months ended February 28,2007 and for the Period from May 3, 2006 (Date of Inception) to February 28,2007	F-2
Statements of Cash Flows for the Three Months ended February 28, 2007, for the Six Months ended February 28,2007 and for the Period from May 3, 2006 (Date of Inception) to February 28,2007	F-3
Notes to Financial Statements	F-4

__________

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Balance Sheets

	February 28, 2007 $	August 31, 2006 $
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents (Note 2)	191,986	257,153
GST receivable	4,398	58
Prepaid expenses	-	10,000

	196,384	267,211

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	4,018	8,594
Due to related parties (Note 4)	113	113

	4,131	8,707

Stockholders' Equity

Common stock (Note 5) unlimited number of shares authorized, no par value 8,337,001 shares issued and outstanding	280,200	280,200

Common stock subscription receivable (Note 5)	-	(5,000)

Donated capital (Note 4)	3,000	3,000

Deficit accumulated during the exploration stage	(90,947)	(19,696)

	192,253	258,504

	196,384	267,211

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(unaudited)
	Three Month Period Ended February 28, 2007 $	Six Month Period Ended February 28, 2007 $	For the Period from May 3, 2006 (Inception) to February 28, 2007 $

Expenses
Management services (Note 4)	10,515	21,645	23,145
Mineral property costs (Note 3)	306	3,879	12,879
Office and general (Note 4)	3,558	4,735	6,404
Professional fees	11,832	41,924	49,451
Shareholder relations	-	920	920

Total expenses	26,211	73,103	92,799

Net loss before other items	(26,211)	(73,103)	(92,799)

Interest income	1,673	1,852	1,852

Net loss	(24,538)	(71,251)	(90,947)

Net loss per share - basic and diluted	(0.00)	(0.01)	(0.02)

Weighted average number of common shares outstanding - basic and diluted	8,337,001	8,337,001	5,158,392

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(unaudited)

	Three Month Period Ended February 28, 2007 $	Six Month Period Ended February 28, 2007 $	For the Period from May 3, 2006 (Inception) to February 28, 2007 $

Cash flows from operating activities:

Net loss	(24,538)	(71,251)	(90,947)

Adjustments to reconcile net loss to net cash from operating activities:
Donated rent	-	-	1,500
Donated services	-	-	1,500

Net changes in non-cash working capital items:
GST receivable	(1,376)	(4,340)	(4,398)
Prepaid expenses	1,000	10,000	-
Accounts payable and accrued liabilities	(12,680)	(4,576)	4,018
Due to related parties	-	-	113

Net cash flows used in operating activities	(37,594)	(70,167)	(88,214)

Cash flows from financing activities
Share subscriptions received	-	5,000	280,200

Net cash flows from financing activities	-	5,000	280,200

Net increase in cash and cash equivalents	(37,594)	(65,167)	191,986

Cash and cash equivalents - beginning of period	229,580	257,153	-

Cash and cash equivalents - end of period	191,986	191,986	191,986

Supplemental disclosure with respect to cash flows:

Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2007
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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at February 28, 2007, the Company has accumulated losses of $90,947 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company received approval on its Form SB-2 Registration Statement with the United States Securities and Exchange Commission to register 2,737,000 shares of common stock at $0.10 per share for resale by existing stockholders of the Company. The Company will not receive any proceeds from the resale of shares of common stock by the selling stockholders. Costs incurred related to the registration of common stock held by existing shareholders of the Company are expensed as incurred.

Unaudited Interim Financial Statements

These unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended August 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six month period ended February 28, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2007.

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

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2007
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

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

e)   Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)   Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at their estimated fair value at the time the shares are due.

Mineral property exploration costs are expensed as incurred.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. Because option payments do not meet the definition of tangible property under EITF 04-2, all option payments are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2007
(unaudited)

2.   Summary of Significant Accounting Policies (continued)

g)   Mineral Property Costs (continued)

As of the date of these financial statements, the Company has only incurred mineral property option and exploration costs which have been charged to operations. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of February 28, 2007, any potential costs related to the retirement of the Company's mineral property interests have not yet been determined.

h)   Financial Instruments

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

i)   Environmental Costs

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

j)   Income Taxes

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

k)   Foreign Currency Translation

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

2.   Summary of Significant Accounting Policies (continued)

l)   Stock-Based Compensation

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

m)   Recent Accounting Pronouncements

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
February 28, 2007
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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

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

3.   Mineral Properties

Pursuant to an agreement dated July 15, 2006, as amended on August 15, 2006, the Company has acquired an option to earn a 100% interest in the Moore Creek Property (the "Property") located in the Iskut River region, British Columbia, Canada in exchange for cash payments totalling CDN$100,000 over 4 years, payable as follows:

(a)   $2,500 on October 15, 2006 (paid);

(b)   $10,000 on July 15, 2007;

(c)   $15,000 on July 15, 2008;

(d)   $20,000 on July 15, 2009; and

(e)   $52,500 on July 15, 2010.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 28, 2007
(unaudited)

3.   Mineral Properties (continued)

The Property is subject to a 2% net smelter return royalty ("NSR") of which 1% can be repurchased at any time by the vendor for $1,000,000. The Property is comprised of 8 mineral claims covering a total of 2,919 hectares and as of the date of these financial statements title is held in the name of the vendor. Title will be transferred to the Company upon receipt of all of the cash payments, as described above.

During the period ended February 28, 2007 the Company incurred $3,879 in acquisition and exploration costs which are included in operating results for the period.

4.   Related Party Transactions

At February 28, 2007, the Company owed $113 to a director. These funds are unsecured, do not bear interest and have no fixed terms of repayment.

The President of the Company provided management services and office premises to the Company. The services were valued at $500 per month and the office premises were valued at $500 per month. As a result, during the period ended August 31, 2006, donated services of $1,500 and donated rent of $1,500 were recorded.

During the six months ending February 28, 2007, the President of the Company provided management services valued at approximately $1,804 (CD$2,000) per month for a total of $10,825.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

5.   Common Stock

On May 3, 2006, the Company issued 1 common share at a price of $0.01 upon incorporation.

On August 22, 2006, the Company issued 4,500,000 shares of common stock at a price of $0.01 per share for proceeds of $45,000 pursuant to subscription agreements with a director of the Company and two other individuals.

On August 31, 2006, the Company issued 2,970,000 shares of common stock by way of private placement at a price of $0.05 per share for proceeds of $148,500.

On August 31, 2006, the Company issued 867,000 shares of common stock by way of private placement at a price of $0.10 per share for proceeds of $86,700.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended February 28, 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended February 28, 2007 included in this quarterly report.

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We have entered into an option agreement to acquire a 100% interest in eight mineral claims (" the Moore Creek properties") located in the Iskut River region of northern British Columbia, Canada, covering an area of approximately 2,529 hectares that we believe are prospective for gold and copper mineral deposits. These optioned mineral claims do not contain any substantiated mineral deposits or reserves of minerals. Minimal exploration has been carried out on these claims. Accordingly, additional exploration of these optioned mineral claims is required before any determination as to whether any commercially viable mineral deposit may exist on our optioned mineral claims. Our plan of operations is to carry out preliminary exploration work on our optioned mineral claims in order to ascertain whether our optioned mineral claims warrant advanced exploration to determine whether they possess commercially exploitable deposits of gold, copper or other mineral deposits. We will not be able to determine whether or not our optioned mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

We acquired the option to acquire these eight mineral claims pursuant to an option agreement dated July 15, 2006 and amended on August 15, 2006. Pursuant to this option agreement, we have the exclusive option to earn a 100% interest in and to these eight mineral claims, subject to a 2% net smelter return royalty payable to the optionor, in exchange for making cash payments totalling CDN$100,000 to the optionor over a four-year period as follows: CDN$2,500 on October 15, 2006; CDN$10,000 on July 15, 2007; CDN$15,000 on July 15, 2008; CDN$20,000 on July 15, 2009; and a final payment of CDN$52,500 on July 15, 2010. We obtained a geological report on our optioned mineral claims dated October 15, 2006 that recommends a phased exploration program. We intend to proceed with the first phase of this recommended exploration program, which entails geochemical surveys to determine if there are overburden covered zones of porphyry style copper gold mineralization present within the claim area. The estimated cost of this exploration program is CDN$16,000. Accordingly, we have sufficient funds to enable us to complete this initial phase of our exploration program as well as phases two and three, which are expected to cost an additional CDN$145,000. We will, however, require additional financing in order to complete any additional exploration of our optioned mineral claims to determine whether any mineral deposit exists on these claims. Even if we determine that a mineral deposit exists on our optioned mineral claims, an economic evaluation must be completed before the economic viability of commercial exploitation of our optioned mineral claims could be completed. Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation. There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

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

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of our optioned mineral claims:

1.       Obtain a trading symbol to trade our shares over the OTC Bulletin Board. We completed a registration under the U.S. Securities Act of 2,737,000 of our shares for resale by the selling stockholders named in our prospectus filed and dated November 7, 2006, that was declared effective on November 17, 2006. Our Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

In addition, we registered our common shares as a class under the Exchange Act and applied to the NASD for a trading symbol to begin trading our shares on the OTC Bulletin Board. Such application was approved in January 2007 and our shares now trade under the symbol RBYCF.

2.       We plan to conduct phase one of our recommended exploration program on the Moore Creek property. Phase one will consist of geochemical surveys to determine if there are overburden covered zones of porphyry style copper gold mineralization present within the claim area in order to define targets for further work, and is estimated to cost approximately CDN$16,000. We expect to commence this first phase of our exploration program in mid 2007, weather permitting, depending on the availability of personnel and equipment. Phase one is expected to take approximately four weeks to complete.

3.       If warranted by the results of phase one, we intend to proceed with phase two of a recommended exploration program. At present we estimate that a phase two program would cost approximately CDN$30,000. If we complete phase two, our Board of Directors will make a determination whether to proceed with the third phase of the recommended work program, which is currently estimated to cost approximately CDN$115,000.

4.       We anticipate spending approximately CDN$7,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of CDN$84,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual prospect lease fees, management fees and general office expenses.

Our plan of operation for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining any additional funding necessary for the continued exploration of our optioned mineral claims. We obtained a geological report on our optioned mineral claims dated October 15, 2006 that recommends a phased exploration program. As recommended by our consulting geologist, Mr. Carl von Einsiedel's, geological report, we plan to conduct the first phase of our three phase exploration program starting in the early summer of 2007.

The Phase One exploration program costs described which include helicopter transportation, equipment, air fares to the nearest airport, consumables, labor, and sample analysis, make up the entire cost of our Phase One exploration program. All the costs described above are estimated so we will provide a 15% contingency allowance for unanticipated and wrongly estimated costs. The table below summarizes the cost estimate for the Phase One exploration program.

Phase One Exploration Items	Cost Estimate CDN$
Transportation to the nearest airport	$2,300
Equipment, including helicopter	4,000
Consumables	1,500
Labor-4 days -one@$500/day and two@$350/day	4,800
Sample Analysis @ $20 per sample	1,000
Contingency at 15%	2,400
Phase One Total	$16,000

We may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete further exploration programs. We have not undertaken any efforts to locate a joint venture partner, however, if we enter into a joint venture arrangement, we will assign a percentage of our interest in our mineral claims to the joint venture partner.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

  our ability to raise additional funding;

  the market price for copper and gold;

  the results of our proposed exploration programs on the mineral property; and

  our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

Our Financial Condition

During the next 12 months, we do not anticipate generating any revenue. At February 28, 2007, we had cash of $191,986 and working capital of $192,253. If additional funds become required, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock. In the absence of such financing, our business will fail.

Accordingly, we have sufficient funds to enable us to complete this initial phase of our exploration program as well as phases two and three, which are expected to cost an additional CDN$145,000. We will, however, require additional financing in order to complete any additional exploration of our optioned mineral claims to determine whether any mineral deposit exists on these claims.

We have hired an outside consultant to assist in the preparation of our quarterly and annual financial statements. We also have our financial statements reviewed or audited by our independent auditor. Our outside consultant is expected to charge us approximately $1,000 to prepare our quarterly financial statements and approximately $1,250 to prepare our annual financial statements. Our independent auditor is expected to charge us approximately $1,250 to review our quarterly financial statements and approximately $8,000 to audit our annual financial statements. In the next twelve months, we anticipate spending approximately $15,000 to pay for our accounting and audit requirements.

We expect to incur filing costs of approximately $1,000 per quarter to support our quarterly and annual filings. In the next twelve months, we anticipate spending approximately $4,000 for legal costs to pay for three quarterly filings and one annual filing.

Risks and Uncertainties

An investment on our common stock involves a number of very significant risks. Prospective investors should refer to all our risk factors disclosed in our prospectus filed pursuant to Rule 424(b)(4) on November 7, 2006.

There are a number of known material risks and uncertainties that are reasonably likely to have a material impact on our revenues, operations, liquidity and income over the short and long term. The primary risk that we face over the long term is that our optioned mineral claims may not contain a commercially viable mineral deposit. If our optioned mineral claims do not contain a commercially viable deposit, then this will have a material effect on our ability to earn revenue and income as we will not be able to sell any minerals.

There are a number of industry-wide risk factors that may affect our business. The most significant industry-wide risk factor is that mineral exploration is an inherently risky business. Very few exploration companies go on to discover economically viable mineral deposits or reserves that ultimately result in an operating mine. In order for us to commence mining operations we face a number of challenges which include finding qualified professionals to conduct our exploration program, obtaining adequate financing to continue our exploration program, locating a viable ore body, partnering with a senior mining company, obtaining mining permits, and ultimately selling minerals in order to generate revenue.

Another important industry-wide risk factor is that the price of commodities can fluctuate based on world demand and other factors. For example, if the price of a mineral were to dramatically decline this could make any ore we have on our mineral claims be uneconomical to mine. We and other companies in our business are relying on a price of ore that will allow us to develop a mine and ultimately generate revenue by selling minerals.

Additionally, because our optioned claims are in a remote region of Canada and in an area of inclement weather we face risks and uncertainties relating to the operation of our exploration program. This presents both a short and long term risk to us in that poor weather could delay our exploration program and prevent us from exploring our optioned mineral claims as planned. This is a risk shared by many exploration companies in our business. We have the ability to monitor weather predictions and can preserve capital by not sending exploration crews out in poor weather conditions. However, such weather delays could cause us to not be able to explore our optioned claims and not be able to file valid exploration work reports with the Province of British Columbia. Failure to file valid exploration work reports would mean we would have to pay the Province of British Columbia in lieu of exploration in order to keep title to the optioned claims. Payments in lieu of exploration are generally not an efficient use of funds since it does not advance the understanding of a potential mineral deposit. However, these payments are sometimes required in our business.

Finally, we face a risk of not being able to finance our exploration plans. With each unsuccessful attempt at locating a commercially viable mineral deposit we become more and more unattractive in the eyes of investors. For the short term this is less of an issue because we have enough funds to complete the three phase exploration program that was recommended by our consulting geologist. However, over the long term this can become a serious issue that is difficult to overcome. Without adequate financing we cannot operate exploration programs. However, this risk is faced by all exploration companies and it is not unique to us.

Results of Operations

Revenues

We have had no operating revenues since our inception on May 3, 2006 to February 28, 2007. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses for the three and six month periods ended February 28, 2007 are summarized below:
General and Administrative Expenses	Three Months Ended February 28, 2007	Six Months Ended February 28, 2007	From May 3, 2006 (Date of Inception) to February 28, 2007
Professional fees	$11,832	$41,924	$49,451
Management Fees	10,515	21,645	23,145
Mineral Property Costs	306	3,879	12,879
Office and Administration Expenses	3,558	4,735	6,404

General and Administrative Expenses	Three Months Ended February 28, 2007	Six Months Ended February 28, 2007	From May 3, 2006 (Date of Inception) to February 28, 2007
Shareholder relations	-	920	920
Total General and Administrative Expenses	$26,211	$73,103	$92,799
Net Loss Before other Items	<$26,211>	<$73,103>	<$92,799>
Interest Income	1,673	1,852	1,852
Net Loss	<$24,538>	<$71,251>	<$90,947>

Net Loss

We had a net loss of $ 24,538 in the three months ended February 28,2007, a net loss of $71,251 in the six month period ended February 28,2007 and have incurred a net loss of $ 90,947 since our inception on May 3, 2006 through February 28,2007.

Liquidity and Capital Resources

We had cash of $ 191,985 and working capital of $ 192,253 at February 28, 2007.

We estimate that our total expenditures over the next twelve months will be approximately $80,000, as outlined above under the heading "Plan of Operations". This estimate does not take into account estimated expenditures with respect to phases two and three of our exploration program, as these phases are contingent on the results of phase one as well as our receipt of sufficient financing. If we were to complete phase two and three during the next twelve months, our total estimated expenditures for that period would be $210,000.

Our ability to complete phase two and three of the recommended work program may be subject to us obtaining adequate financing as these expenditures may exceed our cash reserves.

Cash from Operating Activities

Cash used in operating activities was $ 37,594 for the three months ended February 28, 2007, $70,167 in the six month period ended February 28, 2007 and $ 88,214 since our inception on May 3, 2006.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception on May 3, 2006 to February 28, 2007, we have raised a total of approximately $280,200 from private offerings of our securities. During the three months ended February 28, 2007, no net cash was provided by financing activities from sale of our securities. During the six month period ended February 28, 2007, total of $5000 in net cash was provided by financing activities from the sale of securities.

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

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at their estimated fair value at the time the shares are due.

Mineral property exploration costs are expensed as incurred.

When mineral properties are acquired under option agreements with future acquisition payments to be made at the sole discretion of the Company, those future payments, whether in cash or shares, are recorded only when the Company has made or is obliged to make the payment or issue the shares. Because option payments do not meet the definition of tangible property under EITF 04-2, all option payments are expensed as incurred.

When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves and pre feasibility, the costs incurred to develop such property are capitalized.

Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

As of the date of these financial statements, the Company has only incurred mineral property option and exploration costs which have been charged to operations. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of February 28, 2007, any potential costs related to the retirement of the Company's mineral property interests have not yet been determined.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

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

Item 3.          Controls and Procedures

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

__________

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

None.

Item 3.          Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Securities Holders

None.

Item 5.          Other Information

Subsequent Event

On March 22, 2007, we filed a Form 8-K stating that effective on March 16, 2007, the Board of Directors of the "Company accepted the resignation of Sean C. McGrath as a director of the Company. As a consequence of the Board's acceptance of Mr. McGrath's resignation, the present Board of the Company is now comprised of each of Messrs. Brian Roberts, Ian Foreman and Wayne Waters.

Item 6.           Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-QSB:
Exhibit Number	Description of Exhibit
3.1	Our Articles of Incorporation.(*)
10.1	Form of Subscription Agreement for August 22, 2006 private placement of shares for $0.01 per share.(*)
10.2	Form of Subscription Agreement for August 31, 2006 private placement of shares for $0.05 per share.(*)
10.3	Form of Subscription Agreement for August 31, 2006 private placement of shares for $0.10 per share.(*)
10.4	Mineral Claims Option Agreement between Ruby Creek Resources Inc. and Carl von Einsiedel, dated July 15, 2006, as amended August 15, 2006.(*)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)     Filed as an Exhibit to the Company's registration Statement on Form SB-2, as filed with the SEC on November 7, 2006, and incorporated herein by this reference.

__________

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY CREEK RESOURCES INC.

Per:     /s/ Brian Roberts
            Brian Roberts
            President, Chief Executive Officer, Principal Executive Officer and a director
            Date:     April 13, 2007.

__________