Form 10QSB
period 2007-05-31
Ruby Creek Resources Inc
filed 2007-07-16
CIK 1379810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,337,001 shares of common stock as of July 12, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________

RUBY CREEK RESOURCES INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended May 31, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended May 31, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

The following unaudited interim financial statements of Ruby Creek Resources Inc. are included in this Quarterly Report on Form 10-QSB:

Description	Page
Balance Sheets as at May 31, 2007 and August 31, 2006	4
Interim Statements of Operations for the Three Month Period ended May 31, 2007, for the Nine Month Period Ended May 31, 2007 and for the Period from May 3, 2006 (Inception) to May 31, 2007	5
Interim Statements of Cash Flows for the Three Month Period ended May 31, 2007, for the Nine Month Period ended May 31, 2007 and for the Period from May 3, 2006 (Inception) to May 31,2007	6
Notes to Interim Financial Statements	7

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Balance Sheets

	May 31, 2007 $	August 31, 2006 $
	(unaudited)
ASSETS

Current Assets
Cash and cash equivalents (Note 2)	167,752	257,153
GST receivable	5,721	58
Prepaid expenses	-	10,000

	173,473	267,211

Furniture and equipment, net of depreciation of $70	862	-

	174,335	267,211

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	2,812	8,594
Due to related parties (Note 4)	113	113

	2,925	8,707

Stockholders' Equity

Common stock unlimited number of shares authorized, no par value 8,337,001 shares issued and outstanding (Note 5)	280,200	280,200

Common stock subscription receivable (Note 5)	-	(5,000)

Donated capital (Note 4)	3,000	3,000

Deficit accumulated during the exploration stage	(111,790)	(19,696)

	171,410	258,504

	174,335	267,211

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Interim Statements of Operations
(unaudited)
	Three Month Period Ended May 31, 2007 $	Nine Month Period Ended May 31, 2007 $	For the Period from May 3, 2006 (Inception) to May 31, 2007 $

Expenses
Management services (Note 4)	10,557	32,202	33,702
Mineral property costs (Note 3)	-	3,879	12,879
Office and general (Note 4)	1,892	6,627	8,296
Professional fees	9,808	51,732	59,259
Shareholder relations	-	920	920

Total expenses	22,257	95,360	115,056

Net loss before other items	(22,257)	(95,360)	(115,056)

Interest income	1,414	3,266	3,266

Net loss	(20,843)	(92,094)	(111,790)

Net loss per share - basic and diluted	(0.00)	(0.01)	(0.02)

Weighted average number of common shares outstanding - basic and diluted	8,337,001	8,337,001	5,900,605

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Interim Statements of Cash Flows
(unaudited)

	Three Month Period Ended May 31, 2007 $	Nine Month Period Ended May 31, 2007 $	For the Period from May 3, 2006 (Inception) to May 31, 2007 $

Cash flows from operating activities:

Net loss	(20,843)	(92,094)	(111,790)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	70	70	70
Donated rent	-	-	1,500
Donated services	-	-	1,500

Net changes in non-cash working capital items:
GST receivable	(1,323)	(5,663)	(5,721)
Prepaid expenses	-	10,000	-
Accounts payable and accrued liabilities	(1,206)	(5,782)	2,812
Due to related parties	-	-	113

Net cash flows used in operating activities	(23,302)	(93,469)	(111,516)

Cash flows from investing activities
Purchase of equipment	(932)	(932)	(932)

Net cash flows from investing activities	(932)	(932)	(932)

Cash flows from financing activities
Share subscriptions received	-	5,000	280,200

Net cash flows from financing activities	-	5,000	280,200

Net increase in cash and cash equivalents	(24,234)	(89,401)	167,752

Cash and cash equivalents - beginning of period	191,986	257,153	-

Cash and cash equivalents - end of period	167,752	167,752	167,752

Supplemental disclosure with respect to cash flows:

Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to Interim Financial Statements
May 31, 2007
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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2007, the Company has accumulated losses of $111,790 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Unaudited Interim Financial Statements

These unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended August 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine month period ended May 31, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2007.

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

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to Interim Financial Statements
May 31, 2007
(unaudited)

2.     Summary of Significant Accounting Policies (continued)

d)      Cash and Cash Equivalents

Cash and cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturities of three months or less when purchased.

e)     Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at May 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

As of the date of these financial statements, the Company has only incurred mineral property option and exploration costs which have been charged to operations. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of May 31, 2007, any potential costs related to the retirement of the Company's mineral property interests have not yet been determined.

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

Ruby Creek Resources Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

May 31, 2007

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

j)     Recent Accounting Pronouncements

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

Ruby Creek Resources Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

May 31, 2007

(unaudited)

2.      Summary of Significant Accounting Policies (continued)

j)     Recent Accounting Pronouncements (continued)

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

During the period ended May 31, 2007 the Company expensed $3,879 in acquisition and exploration costs.

Ruby Creek Resources Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

May 31, 2007

(unaudited)

4.      Related Party Transactions

At May 31, 2007, the Company owed a director of the Company $113.  These funds are unsecured, do not bear interest and have no fixed terms of repayment.

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

5.     Common Stock

a)   On May 3, 2006, the Company issued 1 common share at a price of $0.01 upon incorporation.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended May 31, 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended May 31, 2007 included in this quarterly report.

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

We acquired the option to acquire these eight mineral claims pursuant to an option agreement dated July 15, 2006 and as amended on August 15, 2006.  Pursuant to this option agreement, we have the exclusive option to earn a 100% interest in and to these eight mineral claims, subject to a 2% net smelter return royalty payable to the optionor, in exchange for making cash payments totalling CDN$100,000 (US$96,000 based on the exchange rate of CDN$1.00 : US$0.96 on July 12, 2007) to the optionor over a four-year period as follows:  CDN$2,500 on October 15, 2006; CDN$10,000 on July 15, 2007; CDN$15,000 on July 15, 2008; CDN$20,000 on July 15, 2009; and a final payment of CDN$52,500 on July 15, 2010.  We obtained a geological report on our optioned mineral claims dated October 15, 2006 that recommends a phased exploration program.  We intend to proceed with the first phase of this recommended exploration program, which entails geochemical surveys to determine if there are overburden covered zones of porphyry style copper gold mineralization present within the claim area.  The estimated cost of this exploration program is CDN$16,000 (US$15,360 based on the exchange rate of CDN$1.00 : US$0.96 on July 12, 2007).  If the results of our phase one exploration program are favourable, we may proceed with phases two and three, which are expected to cost an additional CDN$30,000 and CDN$115,000, respectively (US$28,800 and US$110,400, respectively, based on the exchange rate of CDN$1.00 : US$0.96 on July 12, 2007).  We have sufficient working capital to complete phases one and two of our planned exploration program, however, we may require additional financing in order to complete phase three and any additional exploration of our optioned mineral claims to determine whether any mineral deposit exists on these claims.  Even if we determine that a mineral deposit exists on our optioned mineral claims, an economic evaluation must be completed before the economic viability of commercial exploitation of our optioned mineral claims could be completed.  Both advanced exploration and an economic determination will be contingent upon the results of our preliminary exploration programs and our ability to raise additional financing in order to proceed with advanced exploration and an economic evaluation.  There is no assurance that we will be able to obtain any additional financing to fund our exploration activities.

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

We have no revenues, have achieved losses since inception and rely upon the sale of our securities to fund our operations.  Our auditors have expressed substantial doubt about our ability to continue as a going concern.  We will not generate revenues even if our exploration program indicates that a mineral deposit may exist on our optioned mineral claims.  Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue our exploration activities.

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of our optioned mineral claims:

  We plan to conduct phase one of our recommended exploration program on the Moore Creek property.  Phase one will consist of geochemical surveys to determine if there are overburden covered zones of porphyry style copper gold mineralization present within the claim area in order to define targets for further work, and is estimated to cost approximately CDN$16,000 (US$15,360 based on the exchange rate of CDN$1.00 : US$0.96 on July 12, 2007).  We expect to commence this first phase of our exploration program by the end of calendar year 2007.  Phase one is expected to take approximately four weeks to complete.

  If warranted by the results of phase one, we intend to proceed with phase two of a recommended exploration program.  At present we estimate that a phase two program would cost approximately CDN$30,000 (US$28,800 based on the exchange rate of CDN$1.00 : US$0.96 on July 12, 2007).  If we complete phase two, our Board of Directors will make a determination whether to proceed with the third phase of the recommended work program, which is currently estimated to cost approximately CDN$115,000 (US$110,400 based on the exchange rate of CDN$1.00 : US$0.96 on July 12, 2007).

  We anticipate spending approximately CDN$7,000 (US$6,720 based on the exchange rate of CDN$1.00 : US$0.96 on July 12, 2007) in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of CDN$84,000 (US$80,640 based on the exchange rate of CDN$1.00 : US$0.96 on July 12, 2007) over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual prospect lease fees, management fees and general office expenses.

As such, we estimate that our total expenditures over the next twelve months will be approximately $96,000.  This estimate does not take into account estimated expenditures with respect to phases two and three of our exploration program, as these phases are contingent on the results of phase one and, with respect to phase three, on our receipt of sufficient financing.  If we were to complete phase two and three during the next twelve months, our total estimated expenditures for that period would be $235,200.

The phase one exploration program costs referred to above include helicopter transportation, equipment, air fares to the nearest airport, consumables, labor, and sample analysis.  Such costs are estimated so we will provide a 15% contingency allowance for unanticipated and wrongly estimated costs. The table below summarizes the cost estimate for the phase one exploration program:

Phase One Exploration Items

 Cost Estimate
CDN$

Transportation to the nearest airport

$2,300

Equipment, including helicopter

4,000

Consumables

1,500

Labor-4 days -one@$500/day and two@$350/day

4,800

Sample Analysis @ $20 per sample

1,000

Contingency at 15%

2,400

Phase One Total

$16,000

We may consider entering into a joint venture partnership by linking with a major resource company to provide the required funding to complete further exploration programs. We have not undertaken any efforts to locate a joint venture partner; however, if we enter into a joint venture arrangement, we will assign a percentage of our interest in our mineral claims to the joint venture partner.

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

  the market price for copper and gold;

  the results of our proposed exploration programs on the mineral property; and

  our ability to find joint venture partners for the development of our property interests.

Due to our lack of operating history and present inability to generate revenues, our auditors have stated in their report that there exists substantial doubt about our ability to continue as a going concern. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

Our Financial Condition

During the next 12 months, we do not anticipate generating any revenue.  At May 31, 2007, we had cash of $167,752 and working capital of $170,548.  Accordingly, we have sufficient funds to enable us to complete the initial phase of our exploration program (at an estimated cost of $15,360) and phase two of our exploration program (at an estimated cost of $28,800) while also satisfying our on-going general and administrative expenses over the next twelve months (estimated at $80,640).  However, we may be required to obtain additional financing in order to complete phase three of our exploration program (at an estimated cost of $110,400) and any additional exploration of our optioned mineral claims to determine whether any mineral deposit exists on these claims.  If additional funds become required, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims.  If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company. We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock. In the absence of such financing, our business will fail.

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

Results of Operations

Revenues

We have had no operating revenues since our inception on May 3, 2006 to May 31, 2007.  We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses for the three and nine month periods ended May 31, 2007 are summarized below:

General and Administrative Expenses

 Three Months Ended
May 31, 2007

 Nine Months Ended
May 31, 2007

 From May 3, 2006
(Date of Inception) to
May 31, 2007

Professional fees

$9,808

$51,732

$59,259

Management Fees

10,557

32,202

33,702

 Mineral Property
Costs

-

3,879

12,879

 Office and
     Administration
Expenses

1,892

6,627

8,296

Shareholder relations

-

920

920

 Total General and
Administrative Expenses

$22,257

$95,360

$115,056

 Net Loss Before other
Items

($22,257)

($95,360)

($115,056)

Interest Income

1,414

3,266

3,266

Net Loss

   ($20,843)
=======

   ($92,094)
=======

   ($111,790)
========

Net Loss

We had a net loss of $20,843 in the three months ended May 31, 2007 and a net loss of $92,094 in the nine month period ended May 31, 2007.  We have incurred a net loss of $111,790 since our inception on May 3, 2006 through May 31, 2007.

Liquidity and Capital Resources

We had cash of $167,752 and working capital of $170,548 at May 31, 2007.

We estimate that our total expenditures over the next twelve months will be approximately $96,000, as outlined above under the heading "Plan of Operations".  This estimate does not take into account estimated expenditures with respect to phases two and three of our exploration program, as these phases are contingent on the results of phase one as well as our receipt of sufficient financing.  If we were to complete phase two and three during the next twelve months, our total estimated expenditures for the next twelve months would be $235,200.

At the present time, we have sufficient cash to proceed with phase two of our recommended work program, but we may be required to obtain additional financing to proceed with phase three of the recommended work program, as these expenditures may exceed our cash reserves.

Cash from Operating Activities

Cash used in operating activities was $23,302 for the three months ended May 31, 2007, $93,469 in the nine month period ended May 31, 2007 and $111,516 since our inception on May 3, 2006.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock.  From our inception on May 3, 2006 to May 31, 2007, we have raised a total of approximately $280,200 from private offerings of our securities.  During the three months ended May 31, 2007, no net cash was provided by financing activities from sale of our securities. During the nine month period ended May 31, 2007, a total of $5,000 in net cash was provided by financing activities from the sale of securities.

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

As of the date of the financial statements, the Company has only incurred mineral property option and exploration costs which have been charged to operations. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of May 31, 2007, any potential costs related to the retirement of the Company's mineral property interests have not yet been determined.

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

Stock-Based Compensation

The Company has adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), "Share-Based Payment", which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation.

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

Item 5.          Other Information

None.

Item 6.          Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-QSB:

 Exhibit
Number

Description of Exhibit

31.1

Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2

Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer

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

           Date:  July 13, 2007

__________