Form 10KSB
period 2007-08-31
Ruby Creek Resources Inc
filed 2007-11-26
CIK 1379810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 000-52354

RUBY CREEK RESOURCES INC.
(Name of small business issuer in its charter)

British Columbia, Canada (State or other jurisdiction of incorporation or organization)	not applicable (I.R.S. Employer Identification No.)
Suite 600, 890 West Pender Street, Vancouver, British Columbia, Canada (Address of principal executive offices)	V6C 1K4 (Zip Code)

(604) 633-9768
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class None	Name of each exchange on which registered None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes    X        No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                          No   X

State issuer's revenues for its most recent fiscal year:                    Nil

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed based upon the closing price of the Company's common stock on November 21, 2007 was $779,250.

The number of shares outstanding of the issuer's common stock as of November 21, 2007 was 8,337,001.

__________

_________

PART I

ITEM 1:            DESCRIPTION OF BUSINESS

History

We were incorporated on May 3, 2006 under the laws of the Province of British Columbia, Canada. On the date of our incorporation we appointed Brian Roberts as our President, Secretary and a director. On September 28, 2006, Mr. Roberts was appointed Chief Executive Officer and Principal Executive Officer. On September 28, Ian Foreman was appointed Secretary (replacing Mr. Roberts in that role), Treasurer, Chief Financial Officer, Principal Accounting Officer and a director. Also on September 28, 2006, Sean McGrath and Wayne Waters were appointed as directors. On March 16, 2007, Mr. McGrath resigned as a director.

On July 15, 2006 we acquired an option to acquire a group of eight mining exploration claims located in north western British Columbia. The property is also known as the More Creek property. To date, we have not discovered an economically viable mineral deposit on the optioned mineral properties, and there is no assurance that we will discover one.

Exploration Stage Company

We are considered an exploration or exploratory stage company as we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. Since we are an exploration stage company, there is no assurance that a commercially viable mineral deposit exists on any of our optioned mining properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of any type of mineral.

Our Operations

We acquired an option to acquire eight mineral claims located in the Iskut River region of northern British Columbia, Canada, covering an area of approximately 2,919 hectares, pursuant to an option agreement dated July 15, 2006, as amended on August 15, 2006. Pursuant to this option agreement, we have the exclusive option to earn a 100% interest in and to these eight mineral claims, subject to a 2% net smelter return royalty payable to the optionor, in exchange for making cash payments totalling CDN$100,000 to the optionor over a four-year period.

We obtained a geological report on our optioned mineral claims dated October 15, 2006 that recommended a phased exploration program. The recommended work included a phase one program to consist of geochemical surveys to determine if there are overburden covered zones of porphyry style copper gold mineralization present within the claim area. This program was estimated at a cost of $16,000. In the event that geochemical surveys are successful in identifying a zone or zones of copper gold mineralization, a phase two program of airborne geophysical surveys would be warranted at a cost of approximately $30,000. In the event that the phase one and two programs delineate a target area or areas that exhibit a co-incident geochemical and geophysical response, a detailed ground program consisting of detailed geochemical surveys and ground geophysical surveys would be warranted. The estimated cost of this program is $115,000.

We conducted the first phase of this recommended exploration program between June and October 2007, which entailed geochemical surveys to determine if there are overburden covered zones of porphyry style copper gold mineralization present within the claim area. The cost of this exploration program was $17,000. At the date of this report, we are awaiting receipt of the formal report from Carl von Einsiedel, the Company's consulting geologist, with respect to this phase one work.

The work that was carried out between June and July of 2007 involved several helicopter-supported, recon sampling traverses that were made to the More Creek property with the objective of identifying porphyry style copper - gold mineralization. Approximately 60% of the claim area now has at least widely spaced sample coverage. Considering the large size of porphyry type copper gold systems, the recon program completed at More Creek was designed to provide an indication as to whether or not a porphyry system exists on the subject property. The available data, which includes both the 2007 data and some historical sampling data, identified several weakly anomalous sites but did not identify any strongly anomalous sites.

Although much of the property is heavily overburden covered, the recon program should have been able to identify any large, near surface mineralized zones present within the areas sampled. The weakly anomalous sample results that were identified, although interesting, are too low to be indicative of "in situ" mineralization.

Based on the fact that the program has not defined any high priority target areas, Mr. von Einsiedel has recommended that management of Ruby Creek make a decision as to whether or not to undertake any additional exploration work on the optioned More Creek properties. Management of the Company will make this decision once we receive and evaluate the formal report from Mr. von Einsiedel.

Besides the More Creek property option, it is our intention at this time to seek other resource or industrial assets or projects which could provide an opportunity for our Company and its shareholders.

Compliance with Government Regulations

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia. The main agency that governs the exploration of minerals in the Province of British Columbia, Canada, is the Ministry of Energy and Mines.

The Ministry of Energy and Mines manages the development of British Columbia's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to us is the Mineral Tenure Act, administered by the Mineral Titles Branch of the Ministry of Energy and Mines; the Mines Act; the Health, Safety and Reclamation Code; and the Mineral Exploration Code, as described below:

  The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in British Columbia. The Mineral Tenure Act also governs the issuance of leases which are long term entitlements to minerals, designed as production tenures. The Mineral Tenure Act does not apply to minerals held by crown grant or by freehold tenure.

  All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine, and other procedures to be observed at a mine.

  The provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision.

  The Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

British Columbia law requires that a holder of title to mineral claims must spend at least CDN$4.00 per hectare per year in order to keep the property in good standing. Our optioned claims cover an area of approximately 2,919 hectares. Thus, the annual cost of compliance with the Mineral Tenure Act with respect to our 8 optioned claims is presently approximately CDN$11,676 per year. Each of our optioned mineral claims is in good standing with the Province of British Columbia until October 30, 2008, and exploration work with a minimum value of $11,676 for the property is required before the 30th of every October in order to maintain the claims in good standing. During the year ended October 30, 2007, the Company spent a total of $17,000 in direct exploration work on the claims (on behalf of the claim owner).

We will have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor or quality of any resource or reserve, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event a potentially economic deposit is discovered.

Prior to undertaking mineral exploration activities, we must make application under the British Columbia Mines Act for a permit, if we anticipate disturbing land. A permit is issued within 45 days of a complete and satisfactory application. We do not anticipate any difficulties in obtaining a permit, if needed. The initial exploration activities on our optioned claims do not involve ground disturbance and as a result do not require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

  Water discharge will have to meet drinking water standards;

  Dust generation will have to be minimal or otherwise remediated;

  Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

  An assessment of all material to be left on the surface will need to be environmentally benign;

  Ground water will have to be monitored for any potential contaminants;

  The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and

  There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Competition

We are a junior mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could have an adverse impact on our ability to achieve the financing necessary for us to conduct further exploration of our optioned mineral properties.

We will also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may have an adverse impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We also compete with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Employees

We have no significant employees other than our officers and directors. We plan to retain independent geologists and consultants on a contract basis to conduct the work programs on our mineral properties in order to carry out our plan of operations.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 2:            DESCRIPTION OF PROPERTY

Executive Offices

Our executive offices are located at Suite 600, 890 West Pender Street, Vancouver, British Columbia, Canada, V6C 1K4. There is no formal lease and the facilities are available to us on a month to month basis.

Optioned Mineral Properties

We entered into a Mineral Claims Option Agreement on July 15, 2006 (as amended on August 15, 2006) with Carl von Einsiedel, whereby we acquired an option to earn a 100% interest in 8 mineral claims located in the Iskut River region of northern British Columbia, Canada. To date we have not discovered an economically viable mineral deposit on the optioned mineral property, and there is no assurance that we will discover one.

Location and Access to Our Optioned Mineral Claims

Our 8 optioned mineral claims are located approximately 20 kilometers west of the Bob Quinn airstrip, which is maintained by the government of British Columbia. The airstrip, in turn, is located approximately 240 miles north of the town of Smithers, British Columbia on BC Highway #37. Access to the claims from the airstrip at Bob Quinn is by way of helicopter.

Our Ownership Interest in Our Optioned Mineral Claims

We acquired an option to earn a 100% interest to each of 8 mineral claims. Our option for ownership of these 8 mineral claims is subject to a 2.0% net smelter royalty in favor of Mr. von Einsiedel, who is the legal owner of these claims. The total area of the eight mineral claims is approximately 2,919 hectares.

Our optioned mineral claims consist of 8 mineral claims located in the Iskut River area of northern British Columbia. The mineral claims have the following legal description:

Claim Name	Tenure Number
nnmt1	504673
nnmt2	504674
nnmt3	504675
nnmt4	504676
nnmt5	504677
nnmt6	504678
n/a	511113
n/a	521300

Each of our optioned mineral claims is in good standing with the Province of British Columbia until October 30, 2008. Mr. von Einsiedel's ownership in these mineral claims will expire on October 30, 2008. We understand that Mr. von Einsiedel intends to extend his interest on these claims on or before this expiration date. Mineral claims of this type may be extended either by completing sufficient work and filing a report on the work completed on the mineral property with the British Columbia Ministry of Energy and Mines, or by paying a filing fee in lieu of performing the exploration work.

In order to maintain the mineral claims in good standing after October 30, 2008, the Company (on behalf of the claim owner) must complete annual labor or exploration expenditures on the mineral claims and file confirmation of work with the applicable mining recording office of the Province of British Columbia. Currently, exploration work with a minimum value of CDN$1,676 for the property is required before the 30th of every October. If the Company does not complete this minimum amount of exploration work by October 30, 2008, the Company (on behalf of the claim owner) will be required to pay a fee in lieu of exploration work in the amount of CDN$4.00 per hectare, or approximately CDN$11,676 in total, to the Province of British Columbia. If the Company fails to make and file the work expenditures or, alternatively, make the appropriate payments to the Province of British Columbia in lieu of exploration expenditures, Mr. von Einsiedel will lose all interest the mineral claims that are the subject of our option.

Prior Exploration of Our Optioned Mineral Claims

The mineral claims were originally staked by Mr. von Einsiedel on January 24, 2005, April 19, 2005 and October 17, 2005. The property on which our optioned minerals claims are located has never been extensively explored previously. Prior to our optioning the subject claims, a structural assessment was completed and results confirmed that the claims cover a complex series of north and northeast oriented shear zones. Little surface mapping or sampling was previously completed on our optioned mineral claims.

Present Condition and Current State of Exploration

Our optioned mineral claims presently do not have any mineral reserves. The property that is the subject of our mineral claim is undeveloped and does not contain any open-pit or underground mines. There is no plant or equipment located on the property that is the subject of the mineral claim.

Between July 15 and September 30, 2006, we completed the initial stages of a work program consisting of Landsat 7 alteration imaging, compilation of all available geological data, preparation of detailed base topographic maps and a site examination to confirm the published technical information. The total cost of the work completed was CDN$10,290.

We obtained a geological report on our optioned mineral claims prepared by Mr. von Einsiedel, dated October 15, 2006. This report was based on information on the mineral claims included in the public domain, geologic maps, from recently released geological survey data and from Mr. von Einsiedel's geological experience in the area. Mr. von Einsiedel's report outlined a phased exploration program on our optioned mineral claims, including a phase one exploration work program consisting of geochemical surveys to determine if there are overburden covered zones of porphyry style copper gold mineralization present within the claim area. This phase one work program had an estimated cost of $16,000. Between June 15, 2007 and October 4, 2007 we completed this phase one work program at a cost of CDN$17,000. This work program has not defined any high priority target areas, and Mr. von Einsiedel has recommended that management of Ruby Creek make a decision as to whether to undertake any additional exploration work on the optioned More Creek properties. We are awaiting receipt of Mr. von Einsiedel's formal report of the work performed, and we intend to make this decision once we have received and evaluated Mr. von Einsiedel's formal report.

In the event that the geochemical surveys are judged as being successful in identifying a zone or zones of copper gold mineralization, a phase two program of airborne geophysical surveys would be warranted at a cost of approximately $30,000.

In the event that the phase one and two programs delineate a target area or areas that exhibit a co-incident geochemical and geophysical response, a detailed ground program consisting of detailed geochemical surveys and ground geophysical surveys would be warranted. The estimated cost of this program is $115,000.

Our Board of Directors are currently awaiting for Mr. von Einsiedel's formal report with respect to the phase one work program, at which time a formal decision will be made as to whether or not the Company intends to proceed with a further exploration program on our optioned mineral claims. In completing this determination we will make an assessment as to whether the results of the phase one work program were sufficiently positive to enable us to achieve any financing that would be necessary for us to proceed with further exploration programs. This assessment will include an assessment of the current market for financing of junior mineral exploration projects.

ITEM 3:             LEGAL PROCEEDINGS

We are not a party to any legal proceedings and, to our knowledge, none are pending or threatened against us.

ITEM 4:             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

__________

PART II

ITEM 5:             MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been traded on the NASD OTC Bulletin Board under the symbol "RBYCF" since January 2007. The following table sets forth the high and low bid price per share of our common stock for the periods indicated. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High	Low
Feb 28, 2007	$.25	$0.10
May 31, 2007	$.20	$.15
Aug 31, 2007	$.30	$.15

We have approximately 30 registered shareholders of record as of November 21, 2007.

Penny Stock Rule

Our shares will have to comply with the Penny Stock Reform Act of 1990 which may potentially decrease your ability to easily transfer our shares. Broker-dealer practices in connection with transactions in "penny stocks" are regulated. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that has to comply with the penny stock rules. As our shares will likely have to comply with such penny stock rules, our shareholders will in all likelihood find it more difficult to sell their securities.

Recent Sales of Unregistered Securities

We have undertaken no recent sales of unregistered securities.

Dividends

There are no restrictions in our Articles that prevent us from declaring dividends. The Business Corporations Act (British Columbia) provides that a corporation may declare or pay a dividend unless there are reasonable grounds to believe that the corporation is insolvent or the payment of the dividend would render the corporation insolvent.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

ITEM 6:             MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operations

We are currently waiting receipt of the formal field report and assay test results from Mr. von Einsiedel in respect to his summer 2007 work performed on our optioned mineral properties. Upon receipt, management of the Company will make a determination as to whether we should continue our option arrangement on the More Creek properties and proceed to undertake additional exploration work.

We anticipate that we will incur expenses totalling $130,000 over the next twelve months, as follows:

(a)        $30,000 for exploration programs;

(b)        $50,000 for management and consulting expenses; and

(c)        $50,000 administration and operating expenses.

At August 31, 2007, we had cash of $141,288 and working capital of $135,215. We do not have sufficient funds to pursue our plan of operations beyond the next twelve months. We are in the process of raising funds through a private placement offering of our shares of common stock. However, there can be no assurance that we will complete the private placement or that the funds raised will be sufficient for us to pay our expenses beyond the next twelve months.

Results of Operations

The following table sets out our expenses and net loss for the periods indicated:
	For the Year Ended August 31, 2007	For the Period from May 3, 2006 (Inception) to August 31, 2006	For the Period from May 3, 2006 (Inception) to August 31, 2007
Expenses	$	$	$
Management services	37,854	1,500	39,354
Mineral property costs	19,909	9,000	28,909
Office and general	8,291	1,669	9,960
Professional fees	64,414	7,527	71,941
Shareholder relations	1,216	-	1,216
Net loss before other items	(131,684)	(19,696)	(151,380)
Interest income	4,187	-	4,187
Net Loss	(127,497)	(19,696)	(147,193)

Revenues

We have had no operating revenues since our inception (May 3, 2006) to August 31, 2007. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our expenses in the year ended August 31, 2007 increased to $131,684 from $19,696 in the period from inception to August 31, 2006, primarily as a result of allocation over a full twelve month period versus a 121 day period in the prior reporting period.

Management Services

Our management services costs were $37,854 during the year ended August 31, 2007 as compared to $1,500 during the period from inception on May 3, 2006 to August 31, 2006.

Mineral Property Costs

In the year ended August 31, 2007, we incurred mineral property costs of $19,909, compared to mineral property costs of $9,000 during the period from inception to August 31, 2006, as a result of our conducting the complete phase one exploration work during the year ended August 31, 2007. We expense our mineral property costs as they are incurred.

Professional Fees

In the year ended August 31, 2007, we incurred professional fees of $64,414, compared to professional fees of $7,527 during the period from inception to August 31, 2006, primarily as a result of increased legal, accounting and audit fees incurred in connection with the preparation of a registration statement on Form SB-2, which was filed with the United States Securities and Exchange Commission (the "SEC") and declared effective in November 2006.

Net Loss

Our net loss for the year ended August 31, 2007 was $127,497, compared to $19,696 for the period from inception to August 31, 2006.

Liquidity and Capital Resources

We had cash of $141,288 as at August 31, 2007 and working capital of $135,215.

As outlined above under the heading "Plan of Operations", we anticipate that we will incur expenses totalling $130,000 over the next twelve months. During the twelve-month period following the date of this annual report, we anticipate that we will not generate any revenues. As such, we do not have sufficient funds to pursue our plan of operations beyond the planned expenditures as set forth above. Accordingly, we will be required to obtain additional financing in order to pay our planned expenses beyond the next twelve months. We are in the process of raising funds through a private placement offering of our shares of common stock. However, there can be no assurance that we will complete the private placement or that the funds raised will be sufficient for us to pay our expenses beyond the next twelve months.

We will be required to obtain additional financing in order to continue to pursue our plan of operations beyond the next twelve months. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund any exploration program going forward. In the absence of such financing, we will not be able to continue exploration of any future mineral claims and our business plan will fail. Even if we are successful in obtaining equity financing to fund an exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of any mineral claims we may acquire. If we do not continue to obtain additional financing, we will be forced to abandon any future mineral claims that we may acquire and our plan of operations.

Cash Used in Operating Activities

Cash used in operating activities in the year ended August 31, 2007 was $119,933, compared to $18,047 in the period from inception to August 31, 2006. We anticipate that cash used in operating activities will increase over the next twelve months as we pursue our plan of operations.

Cash Used in Investing Activities

Cash used in investing activities in the year ended August 31, 2007 was $932, compared to $nil in the period from inception to August 31, 2006. This cash was used for the purchase of equipment.

Cash Provided By Financing Activities

Cash provided by financing activities in the year ended August 31, 2007 was $5,000, compared to $275,200 in the period from inception to August 31, 2006. This cash was provided from the receipt of funds with respect to subscriptions for shares of our common stock.

We are in the process of raising funds through a private placement offering of our shares of common stock. However, there can be no assurance that we will be able to complete the private placement of our shares. There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to pursue our plan of operations, we will not be able to continue our exploration of our mineral claims and our business will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report on our audited financial statements for the year ended August 31, 2007 that they have substantial doubt we will be able to continue as a going concern.

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

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on current facts, historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates made by management.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period. Actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions are determining the fair value of transactions involving common stock. Other areas requiring estimates include deferred tax balances, valuation allowances, and allocations of expenditures to resource property interests.

Mineral Property Costs

The Company has been in the exploration stage since its formation on May 3, 2006 and has not realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral resources. Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. The recoverability of capitalized costs of mineral properties are presumed to be insupportable under FASB Statement No. 144 prior to determining the existence of a commercially minable deposit, as contemplated by Industry Guide 7 for mining companies in the exploration stage. Further, the Company has considered the guidance under EITF 04-2 and has determined that capitalization of mineral property acquisition costs is only appropriate when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified, adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures, and the mineral property can be economically developed. Such capitalized costs will be amortized using the unit-of-production method over the estimated life of a probable reserve.

As of the date of this report, the Company has only incurred mineral property option and exploration costs which have been charged to operations. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of August 31, 2007, any potential costs related to the retirement of the Company's mineral property interests have not yet been determined.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 has not had a material impact on the Company's financial position and results of operations.

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

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adopting of SAB No. 108 has not had a material effect on the Company's financial statements.

ITEM 7:             FINANCIAL STATEMENTS

Our audited financial statements as at and for the years ended August 31, 2007 and 2006, and the related notes to the financial statements, are filed as part of this annual report, and are incorporated by reference in this Item 7.

ITEM 8:             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:           CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as at the end of the period covered by this annual report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

During the fiscal quarter ended August 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended August 31, 2007.

__________

PART III

ITEM 9:             DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Officers and Directors

The Company's present officers and directors are as follows.

Name of Director	Age	Positions
Brian Roberts	62	President, Chief Executive Officer, Principal Executive Officer and a director
Ian Foreman	39	Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director
Wayne Waters	68	Director

The following sets forth certain information concerning our officers and directors:

Brian Roberts is our President, Chief Executive Officer, Principal Executive Officer and a director and is a member of our Audit Committee. In addition to Ruby Creek, Mr. Roberts is the President of his own consulting firm, B. Roberts and Associates. Mr. Roberts is also the Vice President of Bio-2, Inc., a biotechnology firm. In addition, Mr. Roberts serves as the director of numerous non-reporting companies. Mr. Roberts has held these positions continuously over the course of the last five years. Mr. Roberts is a 1978 graduate of the University of Alberta, Bachelor of Commerce program.

Ian Foreman is our Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director and is a member of our Audit Committee.  In addition to his position with Ruby Creek, since January 2005, Mr. Foreman has served as the President and is a director of Yale Resources, a mineral exploration company.  From August 2003 until December 2004, Mr. Foreman was the Vice President, Exploration of Arcturus Ventures Inc., a mineral exploration company.  He was a director of Arcturus until November of 2007.  From April 1998 until January 2003, Mr. Foreman served as the Chief Geologist for Andean American Mining Corp., a mineral exploration company.  Yale Resources, Arcturus Ventures Inc. and Andean American Mining Corp. are all incorporated in British Columbia and listed on the TSX Venture Exchange.

Wayne Waters is a director of the company and is a member of our Audit Committee. Mr. Waters started his career in the resource sector in 1955 and since that time has worked in various capacities at several resource companies. During the past five years, Mr. Waters has served as a consultant to numerous companies in the resource sector. In addition, since March 2003, Mr. Waters has served as a director of Nemi Northern Energy & Mining Inc., which is incorporated in Alberta and is listed on the Toronto Stock Exchange. Mr. Waters also currently serves as a director of Running Fox Resources Corp., which is incorporated in British Columbia and is listed on the TSX Venture Exchange. During the last five years, Mr. Waters served as a director of Delta Exploration Inc., which is incorporated in British Columbia and is listed on the TSX Venture Exchange, although he no longer serves in that capacity.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until they resign or are removed from the board in accordance with our Articles of Incorporation. Our officers are appointed by our Board of Directors and hold office until they resign or are removed from office by the Board of Directors.

Significant Employees

Other than our executive officers listed above, we do not have any significant employees.

Family Relationships

There are no family relationships among our directors or executive officers.

Committees of the Board of Directors

We presently have an Audit Committee comprised of Brian Roberts, Ian Foreman and Wayne Waters. We presently do not have a compensation committee, a nominating committee, an executive committee of our Board of Directors, stock plan committee or any other committees. However, our Board of Directors is considering establishing various committees during the current fiscal year.

Our Board of Directors has determined that at present there is no audit committee financial expert serving on the Audit Committee. The Company is in the exploration stage and has limited financial resources and plans to add an audit committee financial expert to the Audit Committee as the Company's operations ramp up and financial resources permit.

Code of Ethics

To date our Board of Directors has not adopted a code of ethics applicable to its principal executive officer, its principal financial officer, its principal accounting officer or controller, or persons performing similar functions. We have not done so due to our limited operating history to date. Our Board of Directors intends to consider and adopt a code of ethics in the near future.

Involvement in Certain Legal Proceedings

Except as otherwise described herein, none of our directors, executive officers and control persons have been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment or decision has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended August 31, 2007 all such filing requirements applicable to our officers and directors were complied with.

ITEM 10:           EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation paid to our executive officers during our last two fiscal years:

Summary Compensation Table

Name and Principal Position	Year Ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Brian Roberts President(1)	2007	19,832	Nil	Nil	Nil	Nil	Nil	Nil	19,832
	2006	1,500	Nil	Nil	Nil	Nil	Nil	Nil	1,500
Ian Foreman, CFO(2)	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) Mr. Roberts was appointed President and CEO of our Company in May 2006. (2) Mr. Foreman was appointed CFO of our Company in September 2006.

Outstanding Equity Awards

We do not have any form of stock option or equity incentive plan. As such, there were no outstanding equity awards at the end of our fiscal year ended August 31, 2007.

Compensation of Directors

Our directors do not receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses they may incur in connection with our business. The following table shows, in tabular format, that no compensation was paid to our directors during our last fiscal year:

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Brian Roberts	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Ian Foreman	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Wayne Waters	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Sean McGrath(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) Mr. McGrath resigned as a director on March 16, 2007.

ITEM 11:           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of the date of this report by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Name and address of beneficial owner	Amount and nature of Beneficial Owner(1)	Percentage of Class(2)
Directors and Officers:
Brian Roberts	1,500,001	18.0%
Ian Foreman	300,000	3.6%
Wayne Waters	400,000	4.8%
All officers and directors as a group (three individuals)	2,200,001	26.4%
5% Shareholders:
Shannon May	1,520,000(3)	18.2%
Ron Shenton	1,500,000	18.0%

(1)   Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2)   Based on 8,337,001 shares of our common stock issued and outstanding as of November 21, 2007.

(3)   Includes 20,000 shares owned by Shayne May, husband of Shannon May.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles, the operation of which may at any subsequent date result in a change in control of the Company.

ITEM 12:           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has, in the last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  any of our directors or officers;

  any person proposed as a nominee for election as a director;

  any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

  any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

Brian Roberts

On August 22, 2006, Brian Roberts, our President, Chief Executive Officer, Principal Executive Officer and a director, acquired 1,500,000 shares of our common stock at a price of $0.01 per share, for a total purchase price of $15,000. Mr. Roberts is the owner of 1,500,001 of our shares of common stock, because he acquired one share of our common stock upon our incorporation on May 3, 2006.

Mr. Roberts provided management services and office premises to the Company during the year ended August 31, 2007. The services were valued at CDN$2,000 per month and the office premises were valued at CDN$400 per month. As a result, during the year ended August 31, 2007, management services of $19,832 and rent of $4,375 were recorded.

Mr. Roberts provided management services and office premises to the Company during the period from inception on May 3, 2006 to August 31, 2006. The services were valued at $500 per month and the office premises were valued at $500 per month. As a result, during the period from inception to 31, 2006, donated services of $1500 and donated rent of $1500 were recorded.

As at August 31, 2007, the Company was indebted to Mr. Roberts for $113 (2006 - $113.). The amount due is non-interest bearing, unsecured and due on demand.

Ian Foreman

On August 31, 2006, Ian Foreman, our Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director, acquired 300,000 shares of our common stock at a price of $0.05 per share. Mr. Foreman paid a total purchase price of $15,000 for these shares.

Sean McGrath

On August 31, 2006, Sean McGrath, a former director who resigned in March 2007, acquired 400,000 shares of our common stock at a price of $0.05 per share. Mr. McGrath paid a total purchase price of $20,000 for these shares.

Wayne Waters

On August 31, 2006, Wayne Waters, a director, acquired 400,000 shares of our common stock at a price of $0.05 per share. Mr. Waters paid a total purchase price of $20,000 for these shares.

Ron Shenton

On August 31, 2006, Ron Shenton acquired 1,500,000 shares of our common stock at a price of $0.01 per share. Mr. Shenton paid a total purchase price of $15,000 for these shares.

During the year ended August 31, 2007, the Company incurred $17,867 in management fees to Mr. Shenton, our office manager.

Shannon May

On August 31, 2006, Shannon May acquired 1,500,000 shares of our common stock at a price of $0.01 per share. Ms. May paid a total purchase price of $15,000 for these shares.

ITEM 13:           EXHIBITS

Exhibit Number	Description of Exhibit
3.1(1)	Articles of Incorporation.
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.
32.1	18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

(1)   Filed as an exhibit to the Company's Registration Statement on Form SB-2, as filed with the SEC on November 7, 2006, and incorporated herein by this reference.

ITEM 14:           PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth information regarding the amount billed to us by our independent auditors in the fiscal periods indicated for the following fees and services:

	Fiscal year ended August 31, 2007	Period from inception on May 3, 2006 to August 31, 2006
Audit Fees:	$8,500	$7,650
Audit Related Fees:	$7,250	nil
Tax Fees:	nil	nil
All Other Fees:	nil	nil
Total:	$15,750	$7,650

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees

Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning.

All Other Fees

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

Policy on Pre-Approval of Services Performed by Independent Auditors

Our board of directors acts as our audit committee, and it is our board of directors' policy to pre-approve all audit and permissible non-audit services performed by the independent auditors. We approved all services that our independent accountants provided to us in the past two fiscal years.

__________

RUBY CREEK RESOURCES INC.

FINANCIAL STATEMENTS

AUGUST 31, 2007

Ruby Creek Resources Inc.
(An Exploration Stage Company)

August 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Ruby Creek Resources Inc.

We have audited the accompanying balance sheets of Ruby Creek Resources Inc. (an exploration stage company) as of August 31, 2007 and 2006 and the statements of operations, cash flows and stockholders' equity for the periods then ended and for the period from May 3, 2006 (inception) through August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2007 and 2006 and the results of its operations and its cash flows and the changes in stockholders' equity for the periods then ended and for the period from May 3, 2006 (inception) through August 31, 2007 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DMCL"

DALE MATHESON CARR-HILTON LABONTE LLP
"DMCL" CHARTERED ACCOUNTANTS

Vancouver, Canada
October 31, 2007

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Balance Sheets

	August 31, 2007 $	August 31, 2006 $

ASSETS

Current Assets
Cash	141,288	257,153
GST receivable	6,824	58
Prepaid expenses	-	10,000

	148,112	267,211

Furniture and equipment, net of depreciation of $140	792	-

	148,904	267,211

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	12,784	8,594
Due to related parties (Note 4)	113	113

	12,897	8,707

Stockholders' Equity

Common stock unlimited number of shares authorized, no par value 8,337,001 (2006 - 8,337,001) shares issued and outstanding (Note 5) 8,337,001 shares issued and outstanding	280,200	280,200

Common stock subscription receivable (Note 5)	-	(5,000)

Donated capital (Note 4)	3,000	3,000

Deficit accumulated during the exploration stage	(147,193)	(19,696)

	136,007	258,504

	148,904	267,211

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Statements of Operations

	For the Year Ended August 31, 2007 $	For the Period from May 3, 2006 (Inception) to August 31, 2006 $	For the Period from May 3, 2006 (Inception) to August 31, 2007 $

Expenses
Management services (Note 4)	37,854	1,500	39,354
Mineral property costs (Note 3)	19,909	9,000	28,909
Office and general (Note 4)	8,291	1,669	9,960
Professional fees	64,414	7,527	71,941
Shareholder relations	1,216	-	1,216

Total expenses	131,684	19,696	151,380

Net loss before other items	(131,684)	(19,696)	(151,380)

Interest income	4,187	-	4,187

Net loss	(127,497)	(19,696)	(147,193)

Net loss per share - basic and diluted	(0.02)	(0.05)	(0.02)

Weighted average number of common shares outstanding - basic and diluted	8,337,001	403,613	6,357,743

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Statement of Stockholders' Equity
From May 3, 2006 (Date of Inception) to August 31, 2007

				Deficit Accumulated During the Exploration Stage

			Common Stock Subscriptions
	Common Stock				Donated Capital
	Shares	Amount				Total
		$	$	$	$	$

Balance - May 3, 2006 (Date of Inception)	1	-	-	-	-	-

Issuance of common shares for cash
at $0.01 per share	4,500,000	45,000	-	-	-	45,000

Issuance of common shares for cash
at $0.05 per share	2,970,000	148,500	-	-	-	148,500

Issuance of common shares for cash
at $0.10 per share	867,000	86,700	(5,000)	-	-	81,700

Donated rent and management services	-	-	-	-	3,000	3,000

Net loss	-	-	-	(19,696)	-	(19,696)

Balance - August 31, 2006	8,337,001	280,200	(5,000)	(19,696)	3,000	258,504

Net loss	-	-	5,000	(127,497)	-	(122,497)

Balance - August 31, 2007	8,337,001	280,200	-	(147,193)	3,000	136,007

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows

	For the Year Ended August 31, 2007 $	For the Period from May 3, 2006 (Inception) to August 31, 2006 $	For the Period from May 3, 2006 (Inception) to August 31, 2007 $

Cash flows from operating activities:

Net loss	(127,497)	(19,696)	(147,193)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	140	-	140
Donated rent and services	-	3,000	3,000

Net changes in non-cash working capital items:
GST receivable	(6,766)	(58)	(6,824)
Prepaid expenses	10,000	(10,000)	-
Accounts payable and accrued liabilities	4,190	8,594	12,784
Due to related parties	-	113	113

Net cash flows used in operating activities	(119,933)	(18,047)	(137,980)

Cash flows from investing activities
Purchase of equipment	(932)	-	(932)

Net cash flows from investing activities	(932)	-	(932)

Cash flows from financing activities
Share subscriptions received	5,000	275,200	280,200

Net cash flows from financing activities	5,000	275,200	280,200

Net increase (decrease) in cash and cash equivalents	(115,865)	257,153	141,288

Cash and cash equivalents - beginning of period	257,153	-	-

Cash and cash equivalents - end of period	141,288	257,153	141,288

Supplemental disclosure with respect to cash flows:

Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at August 31, 2007, the Company has accumulated losses of $147,193 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period. Actual results could differ from those estimates. Significant areas requiring management's estimates and assumptions are determining the fair value of transactions involving common stock. Other areas requiring estimates include deferred tax balances, valuation allowances, and allocations of expenditures to resource property interests.

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

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007

2.     Summary of Significant Accounting Policies, cont.

d)     Cash and Cash Equivalents

Cash and cash equivalents usually consist of highly liquid investments which are readily convertible into cash with maturities of three months or less when purchased.

e)     Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)     Mineral Property Costs

The Company has been in the exploration stage since its formation on May 3, 2006 and has not realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral resources. Mineral property exploration and development costs are expensed as incurred until such time as economic reserves are quantified. The recoverability of capitalized costs of mineral properties are presumed to be insupportable under FASB Statement No. 144 prior to determining the existence of a commercially minable deposit, as contemplated by Industry Guide 7 for mining companies in the exploration stage. Further, the Company has considered the guidance under EITF 04-2 and has determined that capitalization of mineral property acquisition costs is only appropriate when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified, adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures, and the mineral property can be economically developed. Such capitalized costs will be amortized using the unit-of-production method over the estimated life of a probable reserve.

As of the date of these financial statements, the Company has only incurred mineral property option and exploration costs which have been charged to operations. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of August 31, 2007, any potential costs related to the retirement of the Company's mineral property interests have not yet been determined.

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

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007

2.     Summary of Significant Accounting Policies, cont.

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

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007

2.     Summary of Significant Accounting Policies, cont.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 has not had a material impact on the Company's financial position and results of operations.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007

2.     Summary of Significant Accounting Policies (continued)

l)     Recent Accounting Pronouncements (continued)

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

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adopting of SAB No. 108 has not had a material effect on the Company's financial statements.

3.     Mineral Properties

Pursuant to an agreement dated July 15, 2006, as amended on August 15, 2006 and July 15, 2007, the Company has acquired an option to earn a 100% interest in the More Creek Property (the "Property") located in the Iskut River region, British Columbia, Canada in exchange for cash payments totalling CDN$100,000 over 4 years, payable as follows:

(a)   $2,500 on October 15, 2006 (paid);

(b)   $10,000 on July 15, 2007, amended to November 15, 2007;

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

During the year ended August 31, 2007 the Company expensed $19,909 (2006 - $9,000) in acquisition and exploration costs.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
August 31, 2007

4.     Related Party Transactions

At August 31, 2007 and 2006, the Company owed a director $113. These funds are unsecured, do not bear interest and have no fixed terms of repayment.

The President of the Company provided management services and office premises to the Company. The services were valued at CDN$2,000 per month and the office premises were valued at CDN$400 per month. As a result, during the year ended August 31, 2007, management services of $19,832 and rent of $4,375 were recorded.

The President of the Company provided management services and office premises to the Company in the period ended August 31, 2006. The services were valued at $500 per month and the office premises were valued at $500 per month. As a result, donated services of $1,500 and donated rent of $1,500 were recorded during the period ended August 31, 2006.

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

6.     Income Taxes

There were no temporary differences between the Company's tax and financial bases that result in deferred tax assets or liabilities, except for the Company's net operating loss carry-forwards amounting to approximately $147,200 at August 31, 2007, which may be available to reduce future year's taxable income. These carry-forwards will expire, if not utilized, commencing in 2027. Management believes that the realization of the benefits from this deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

The Company's tax-effected deferred income tax assets are estimated as follows:

	2007	2006

Non-capital losses available	$ 50,200	$ 6,700
Potential future income tax assets	50,200	6,700
Less: valuation allowance	(50,200)	(6,700)

Net deferred income tax asset	$ -	$ -

SIGNATURES

In accordance with Section 13 and 15 (d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY CREEK RESOURCES INC.

By:       "Brian Roberts"

              Brian Roberts

              President, Chief Executive Officer, Principal

              Executive Officer and a director

              Date: November 23, 2007.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:       "Brian Roberts"

              Brian Roberts

              President, Chief Executive Officer, Principal

              Executive Officer and a director

              Date: November 23, 2007.

By:       "Ian Foreman"

              Ian Foreman

              Secretary, Treasurer, Chief Financial Officer,

              Principal Accounting Officer and a director

              Date: November 23, 2007.

By:       "Wayne Waters"

              Wayne Waters

              Director

              Date: November 23, 2007.

__________