Form 10QSB
period 2007-11-30
Ruby Creek Resources Inc
filed 2008-01-14
CIK 1379810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,337,001 shares of common stock as of January 11, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________

RUBY CREEK RESOURCES INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended November 30, 2007

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended November 30, 2007 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

The following unaudited interim financial statements of Ruby Creek Resources Inc. are included in this Quarterly Report on Form 10-QSB:

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Balance Sheets

	November 30, 2007 $	August 31, 2007 $
	(Unaudited)
ASSETS

Current Assets
Cash	122,532	141,288
GST receivable	1,332	6,824

	123,864	148,112

Furniture and equipment, net of depreciation of $199	733	792

	124,597	148,904

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	4,927	12,784
Due to related parties (Note 4)	113	113

	5,040	12,897

Stockholders' Equity

Common stock unlimited number of shares authorized, no par value 8,337,001 (August 31, 2007 - 8,337,001) shares issued and outstanding (Note 5) 8,337,001 shares issued and outstanding	280,200	280,200

Donated capital (Note 4)	3,000	3,000

Deficit accumulated during the exploration stage	(163,643)	(147,193)

	119,557	136,007

	124,597	148,904

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
	Three Month Period Ended November 30, 2007 $	Three Month Period Ended November 30, 2006 $	For the Period from May 3, 2006 (Inception) to November 30, 2007 $

Expenses
Management services (Note 4)	9,280	11,130	48,634
Mineral property costs (Note 3)	1,505	3,573	30,414
Office and general (Note 4)	1,708	1,177	11,668
Professional fees	3,807	30,092	75,748
Shareholder relations	150	920	1,366

Total expenses	16,450	46,892	167,830

Net loss before other items	(16,450)	(46,892)	(167,830)

Interest income	-	179	4,187

Net loss	(16,450)	(46,713)	(163,643)

Net loss per share - basic and diluted	(0.01)	(0.01)	(0.02)

Weighted average number of common shares outstanding - basic and diluted	8,337,001	8,337,001	6,670,439

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
	Three Month Period Ended November 30, 2007 $	Three Month Period Ended November 30, 2006 $	For the Period from May 3, 2006 (Inception) to November 30, 2007 $

Cash flows from operating activities:

Net loss	(16,450)	(46,713)	(163,643)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	59	-	199
Donated rent and services	-	-	3,000

Net changes in non-cash working capital items:
GST receivable	5,492	(2,964)	(1,332)
Prepaid expenses	-	9,000	-
Accounts payable and accrued liabilities	(7,857)	8,104	4,927
Due to related parties	-	-	113

Net cash flows used in operating activities	(18,756)	(32,573)	(156,736)

Cash flows from investing activities
Purchase of equipment	-	-	(932)

Net cash flows from investing activities	-	-	(932)

Cash flows from financing activities
Share subscriptions received	-	-	280,200

Net cash flows from financing activities	-	-	280,200

Net increase (decrease) in cash	(18,756)	(27,573)	122,532

Cash - beginning of period	141,288	257,153	-

Cash - end of period	122,532	229,580	122,532

Supplemental disclosure with respect to cash flows:

Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2007
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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at November 30, 2007, the Company has accumulated losses of $163,643 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

These unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended August 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three month period ended November 30, 2007 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

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
November 30, 2007
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

d)     Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)     Mineral Property Costs

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

As of the date of these financial statements, the Company has only incurred mineral property option and exploration costs which have been charged to operations. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of November 30, 2007, any potential costs related to the retirement of the Company's mineral property interests have not yet been determined.

f)     Financial Instruments

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

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2007
(Unaudited)

2.       Summary of Significant Accounting Policies (continued)

g)     Environmental Costs

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

h)     Income Taxes

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

i)     Foreign Currency Translation

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

j)     Stock-Based Compensation

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

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2007
(Unaudited)

2.       Summary of Significant Accounting Policies (continued)

k)     Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) "Business Combinations". SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact, if any, SFAS 141 (Revised) will have on the Company's financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact, if any, SFAS 160 will have on the Company's financial statements upon adoption.

3.       Mineral Properties

Pursuant to an agreement dated July 15, 2006, as amended on August 15, 2006, the Company has acquired an option to earn a 100% interest in the More Creek Property (the "Property") located in the Iskut River region, British Columbia, Canada in exchange for cash payments totalling CDN$100,000 over 4 years, payable as follows:

(a)       $2,500 on October 15, 2006 (paid);

(b)       $10,000 on July 15, 2007 amended to January 31, 2008;

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

During the three months ended November 30, 2007 the Company expensed $1,505 (2007 - $19,909) in acquisition and exploration costs.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
November 30, 2007
(Unaudited)

4.       Related Party Transactions

At November 30, 2007 and August 31, 2007, the Company owed a director $113. These funds are unsecured, do not bear interest and have no fixed terms of repayment.

The President and one other director of the Company provided management services and office premises to the Company. As a result, during the three months ended November 30, 2007, management services of $9,280 (August 31, 2007: $37,854) and rent of $1,210 (August 31, 2007: $4,375) were recorded.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the three months ended November 30, 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended November 30, 2007 included in this quarterly report.

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We have entered into an option agreement to acquire a 100% interest in eight mineral claims (the "More Creek properties") located in the Iskut River region of northern British Columbia, Canada, covering an area of approximately 2,919 hectares that we believe are prospective for gold and copper mineral deposits. These optioned mineral claims do not contain any substantiated mineral deposits or reserves of minerals. Minimal exploration has been carried out on these claims. Accordingly, additional exploration of these optioned mineral claims is required before any determination as to whether any commercially viable mineral deposit may exist on our optioned mineral claims. Our plan of operations is to carry out preliminary exploration work on our optioned mineral claims in order to ascertain whether our optioned mineral claims warrant advanced exploration to determine whether they possess commercially exploitable deposits of gold, copper or other mineral deposits. We will not be able to determine whether or not our optioned mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

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

We acquired the option to acquire the eight mineral claim property pursuant to an option agreement dated July 15, 2006 and amended on August 15, 2006. Pursuant to this option agreement, we have the exclusive option to earn a 100% interest in and to these eight mineral claims, subject to a 2% net smelter return royalty payable to the optionor, in exchange for making cash payments totalling CDN$100,000 (US$98,000 based on the exchange rate of CDN$1.00 : US$0.98 on January 11, 2008) to the optionor over a four-year period as follows: CDN$2,500 on October 15, 2006; CDN$10,000 on July 15, 2007 (amended to January 31, 2008); CDN$15,000 on July 15, 2008; CDN$20,000 on July 15, 2009; and a final payment of CDN$52,500 on July 15, 2010.

We obtained a geological report on our optioned mineral claims dated October 15, 2006 that recommends a phased exploration program. The first phase of this recommended exploration program, which entails geochemical surveys to determine if there are overburden covered zones of porphyry style copper gold mineralization present within the claim area, was carried out during the summer of 2007. The cost of this exploration program was CDN$17,000 (US$16,660 based on the exchange rate of CDN$1.00 : US$0.98 on January 11, 2008). If the results of our phase one exploration program are favourable, we may proceed with phases two and three, which are expected to cost an additional CDN$30,000 and CDN$115,000, respectively (US$29,400 and US$112,700, respectively, based on the exchange rate of CDN$1.00 : US$0.98 on January 11, 2008).

We conducted the first phase of this recommended exploration program between June and October 2007, which entailed geochemical surveys to determine if there are overburden covered zones of porphyry style copper gold mineralization present within the claim area. As indicated above, the cost of this exploration program was CDN$17,000. At the date of this report, we are still awaiting receipt of the formal report from Carl von Einsiedel, the Company's consulting geologist, with respect to this phase one work.

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

Although much of the property is heavily overburden covered, the recon program would have been able to identify any large, near surface mineralized zones present within the areas sampled. The weakly anomalous sample results that were identified, although interesting, are too low to be indicative of "in situ" mineralization.

Based on the fact that the program has not defined any high priority target areas, Mr. von Einsiedel has recommended that management of Ruby Creek make a decision as to whether or not to undertake any additional exploration work on the optioned More Creek properties. Management of the Company will make this decision once we receive and evaluate the formal report from Mr. von Einsiedel.

After review of the 2007 report by management of the Company, and if it is determined that the geochemical surveys are judged as having been successful in identifying a zone or zones of copper gold mineralization, a phase two program of airborne geophysical surveys would be warranted at a cost of approximately CDN$30,000.

In the event that the phase two program delineates a target area or areas that exhibit a co-incident geochemical and geophysical response, a detailed ground program consisting of detailed geochemical surveys and ground geophysical surveys would be warranted. The estimated cost of this program is CDN$115,000.

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

Due to our lack of operating history and present inability to generate revenues, our auditors have stated in their report for our most recent fiscal year end that there exists substantial doubt about our ability to continue as a going concern. Even if we complete our current exploration program and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of our optioned mineral claims:

  We conducted phase one of our recommended exploration program on the More Creek property during the summer of 2007. Our Board of Directors is currently awaiting for Mr. von Einsiedel's formal report with respect to the phase one work program, at which time a formal decision will be made as to whether or not the Company intends to proceed with a further exploration program on our optioned mineral claims. In completing this determination we will make an assessment as to whether the results of the phase one work program were sufficiently positive to enable us to achieve any financing that would be necessary for us to proceed with further exploration programs. This assessment will include an assessment of the current market for financing of junior mineral exploration projects.

  If warranted by the results of phase one, we intend to proceed with phase two of a recommended exploration program. At present we estimate that a phase two program would cost approximately CDN$30,000 (US$29,400 based on the exchange rate of CDN$1.00 : US$0.98 on January 11, 2008). If we complete phase two, our Board of Directors will make a determination whether to proceed with the third phase of the recommended work program, which is currently estimated to cost approximately CDN$115,000 (US$112,700 based on the exchange rate of CDN$1.00 : US$0.98 on January 11, 2008).

  We anticipate spending approximately CDN$7,000 (US$6,860 based on the exchange rate of CDN$1.00 : US$0.98 on January 11, 2008) in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of CDN$84,000 (US$82,320 based on the exchange rate of CDN$1.00 : US$0.98 on January 11, 2008) over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual prospect lease fees, management fees and general office expenses.

As such, we estimate that our total expenditures over the next twelve months will be approximately $111,720. This estimate does not take into account estimated expenditures with respect to phase three of our exploration program, as this phase is contingent on the results of phase two and on our receipt of sufficient financing. If we were to complete phase two and three during the next twelve months, our total estimated expenditures for that period would be $224,420.

Financial Condition

At November 30, 2007, we had cash of $122,532 and working capital of $118,824. Accordingly, we have sufficient funds to enable us to complete the second phase of our exploration program (at an estimated cost of $29,400) while also satisfying our on-going general and administrative expenses over the next twelve months (estimated at $82,320). During the twelve-month period following the date of this report, we anticipate that we will not generate any revenues. As such, we will be required to obtain additional financing in order to complete phase three of our exploration program (at an estimated cost of $112,700) and any additional exploration of our optioned mineral claims to determine whether any mineral deposit exists on these claims.

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

Results of Operations

Revenues

We have had no operating revenues since our inception on May 3, 2006 to November 30, 2007. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses for the three month periods ended November 30, 2007 and 2006, as well as the total of these expenses since our inception on May 3, 2006, are summarized below:

General and Administrative Expenses	Three Months Ended November 30, 2007	Three Months Ended November 30, 2006	From May 3, 2006 (Date of Inception) to November 30, 2007
Management Services	$9,280	$11,130	$48,634
Mineral Property Costs	1,505	3,573	30,414
Office and General	1,708	1,177	11,668
Professional fees	$3,807	$30,092	$75,748
Shareholder relations	150	920	1,366
Total Expenses	$16,450	$46,892	$167,830
Net Loss Before other tems	($16,450)	($46,892)	($167,830)
Interest Income	-	179	4,187
Net Loss	($16,450)	($46,713)	($163,643)

Net Loss

We had a net loss of $16,450 in the three months ended November 30, 2007 as compared to a net loss of $46,713 in the corresponding period in 2006. We have incurred a net loss of $163,643 since our inception on May 3, 2006 through November 30, 2007. The larger loss in 2006 was specifically a result of costs associated with audits and legal costs associated with the filing of our initial Form SB-2 registration statement in November 2006.

Liquidity and Capital Resources

We had cash of $122,532 and working capital of $118,824 at November 30, 2007.

We estimate that our total expenditures over the next twelve months will be approximately $111,720, as outlined above under the heading "Plan of Operations". This estimate does not take into account estimated expenditures with respect to phase three of our exploration program, as this phase is contingent on the results of phase two as well as our receipt of sufficient financing. If we were to complete phase three during the next twelve months, our total estimated expenditures for the next twelve months would be $224,420.

At the present time, we have sufficient cash to proceed with phase two of our recommended work program, but we will be required to obtain additional financing to proceed with phase three of the recommended work program, as these expenditures will exceed our cash reserves.

Cash from Operating Activities

Cash used in operating activities was $18,756 for the three months ended November 30, 2007 as compared to $32,573 during the corresponding period in 2006 and $156,736 since our inception on May 3, 2006.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception on May 3, 2006 to November 30, 2007, we raised a total of approximately $280,200 from private offerings of our securities. During the three months ended November 30, 2006, a total of $5,000 in net cash was provided by financing activities from the sale of securities. During the three months ended November 30, 2007, no net cash was provided by financing activities from sale of our securities.

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

As of the date of the financial statements, the Company has only incurred mineral property option and exploration costs which have been charged to operations. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of November 30, 2007, any potential costs related to the retirement of the Company's mineral property interests have not yet been determined.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) "Business Combinations". SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact, if any, SFAS 141 (Revised) will have on the Company's financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51". SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact, if any, SFAS 160 will have on the Company's financial statements upon adoption.

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

RUBY CREEK RESOURCES INC.

Per:     "Brian Roberts"
            Brian Roberts
            President, Chief Executive Officer, Principal Executive Officer and a director
            Date: January 11, 2008

__________