Form 10QSB
period 2008-02-29
Ruby Creek Resources Inc
filed 2008-04-14
CIK 1379810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 29, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,337,001 shares of common stock as of April 9, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

__________

RUBY CREEK RESOURCES INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended February 29, 2008

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended February 29, 2008 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

The following unaudited interim financial statements of Ruby Creek Resources Inc. are included in this Quarterly Report on Form 10-QSB:

Ruby Creek Resources Inc.
(An Exploration Stage Company)

February 29, 2008
(Unaudited)

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Balance Sheets

	February 29, 2008 $	August 31, 2007 $
	(Unaudited)
ASSETS

Current Assets
Cash	105,753	141,288
GST receivable	2,038	6,824

	107,791	148,112

Furniture and equipment, net of depreciation of $259	673	792

	108,464	148,904

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	3,399	12,784
Due to related parties (Note 4)	113	113

	3,512	12,897

Stockholders' Equity

Common stock unlimited number of shares authorized, no par value 8,337,001 (August 31, 2007 - 8,337,001) shares issued and outstanding (Note 5)	280,200	280,200

Donated capital (Note 4)	3,000	3,000

Deficit accumulated during the exploration stage	(178,248)	(147,193)

	104,952	136,007

	108,464	148,904

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
	Three Month Period Ended February 29, 2008 $	Three Month Period Ended February 28, 2007 $	Six Month Period Ended February 29, 2008 $	Six Month Period Ended February 28, 2007 $	For the Period from May 3, 2006 (Inception) to February 29, 2008 $

Expenses
Management services (Note 4)	-	10,515	9,280	21,645	48,634
Mineral property costs (Note 3)	-	306	1,505	3,879	30,414
Office and general (Note 4)	1,664	3,558	3,372	4,735	13,332
Professional fees	13,041	11,832	16,848	41,924	88,789
Shareholder relations	100	-	250	920	1,466

Net loss before other items	(14,805)	(26,211)	(31,255)	(73,103)	(182,635)

Interest income	200	1,673	200	1,852	4,387

Net loss	(14,605)	(24,538)	(31,055)	(71,251)	(178,248)

Net loss per share - basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)	(0.03)

Weighted average number of common shares outstanding - basic and diluted	8,337,001	8,337,001	8,337,001	8,337,001	6,897,811

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
	Six Month Period Ended February 29, 2008 $	Six Month Period Ended February 28, 2007 $	For the Period from May 3, 2006 (Inception) to February 29, 2008 $

Cash flows from operating activities:

Net loss	(31,055)	(71,251)	(178,248)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	119	-	259
Donated rent and services	-	-	3,000

Net changes in non-cash working capital items:
GST receivable	4,786	(4,340)	(2,038)
Prepaid expenses	-	10,000	-
Accounts payable and accrued liabilities	(9,385)	(4,576)	3,399
Due to related parties	-	-	113

Net cash flows used in operating activities	(35,535)	(70,167)	(173,515)

Cash flows from investing activities
Purchase of equipment	-	-	(932)

Net cash flows from investing activities	-	-	(932)

Cash flows from financing activities
Share subscriptions received	-	5,000	280,200

Net cash flows from financing activities	-	5,000	280,200

Net increase (decrease) in cash	(35,535)	(65,167)	105,753

Cash - beginning of period	141,288	257,153	-

Cash - end of period	105,753	191,986	105,753

Supplemental disclosure with respect to cash flows:

Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 29, 2008
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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at February 29, 2008, the Company has accumulated losses of $178,248 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

These unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended August 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the six month period ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

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

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 29, 2008
(Unaudited)

2.       Summary of Significant Accounting Policies (continued)

d)     Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 29, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

e)     Mineral Property Costs

Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization are not met. In the event that mineral property acquisition costs are paid with Company shares, those shares are recorded at their estimated fair value at the time the shares are due under the terms of the property agreements. To date, the Company has not capitalized mineral property acquisition costs as the criteria for capitalizing such costs has not been met.

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

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of February 29, 2008, any potential costs related to the retirement of the Company's mineral property interests have not yet been determined.

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

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 29, 2008
(Unaudited)

2.       Summary of Significant Accounting Policies (continued)

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial statements.

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
February 29, 2008
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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by the Company beginning in the first quarter of fiscal 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

3.       Mineral Properties

Pursuant to an agreement dated July 15, 2006, as amended on August 15, 2006, the Company has acquired an option to earn a 100% interest in the More Creek Property (the "Property") located in the Iskut River region, British Columbia, Canada in exchange for cash payments totalling CDN$100,000 over 4 years, payable as follows:

(a)     $2,500 on October 15, 2006 (paid);

(b)     $10,000 on July 15, 2007 amended to payment of $2,000 on, or before, April 15,2008 and the remaining $8,000 payable on July 31, 2008;

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

During the six months ended February 29, 2008 the Company expensed $1,505 (2007 - $19,909) in acquisition and exploration costs.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
February 29, 2008
(Unaudited)

4.      Related Party Transactions

At February 29, 2008 and August 31, 2007, the Company owed a director $113. This amount is unsecured, does not bear interest and has no fixed terms of repayment.

The President and one other director of the Company provided management services and office premises to the Company. During the six months ended February 29, 2008, management services of $9,280 (February 28, 2007: $10,825) and rent of $2,437 (February 28, 2007: $Nil) were paid.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the comparative three and six month periods ended February 29, 2008 should be read in conjunction with our unaudited interim financial statements and related notes for the comparative three and six month periods ended February 29, 2008 included in this quarterly report.

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

We acquired the option to acquire the eight mineral claim property pursuant to an option agreement dated July 15, 2006 and amended on August 15, 2006. Pursuant to this option agreement, we have the exclusive option to earn a 100% interest in and to these eight mineral claims, subject to a 2% net smelter return royalty payable to the optionor, in exchange for making cash payments totalling CDN$100,000 (US$98,116 based on the exchange rate of CDN$1.0192 : US$1.00 on April 9, 2008) to the optionor over a four-year period as follows: CDN$2,500 on October 15, 2006; CDN$10,000 on July 15, 2007 (amended to CDN$2,000 payable on or before April 15, 2008 and CDN$8,000 on or before July 31, 2008); CDN$15,000 on July 15, 2008; CDN$20,000 on July 15, 2009; and a final payment of CDN$52,500 on July 15, 2010.

We obtained a geological report on our optioned mineral claims dated October 15, 2006 that recommends a phased exploration program. The first phase of this recommended exploration program, which entails geochemical surveys to determine if there are overburden covered zones of porphyry style copper gold mineralization present within the claim area, was carried out during the summer of 2007. The cost of this exploration program was CDN$17,000 (US$16,680 based on the exchange rate of CDN$1.0192 : US$1.00 on April 9, 2008). If the results of our phase one exploration program are favourable, we may proceed with phases two and three, which are expected to cost an additional CDN$30,000 and CDN$115,000, respectively (US$29,435 and US$112,834, respectively, based on the exchange rate of CDN$1.0192 : US$1.00 on April 9, 2008).

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

  We conducted phase one of our recommended exploration program on the More Creek property during the summer of 2007. Our Board of Directors is currently awaiting Mr. von Einsiedel's formal report with respect to the phase one work program, at which time a formal decision will be made as to whether or not the Company intends to proceed with a further exploration program on our optioned mineral claims. In completing this determination we will make an assessment as to whether the results of the phase one work program were sufficiently positive to enable us to achieve any financing that would be necessary for us to proceed with further exploration programs. This assessment will include an assessment of the current market for financing of junior mineral exploration projects.

  If warranted by the results of phase one, we intend to proceed with phase two of a recommended exploration program. At present we estimate that a phase two program would cost approximately CDN$30,000 (US$29,435 based on the exchange rate of CDN$1.0192 : US$1.00 on April 9, 2008). If we complete phase two, our Board of Directors will make a determination whether to proceed with the third phase of the recommended work program, which is currently estimated to cost approximately CDN$115,000 (US$112,834 based on the exchange rate of CDN$1.0192 : US$1.00 on April 9, 2008).

  We anticipate spending approximately CDN$7,000 (US$6,868 based on the exchange rate of CDN$1.0192 : US$1.00 on April 9, 2008) in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of CDN$84,000 (US$82,418 based on the exchange rate of CDN$1.0192 : US$1.00 on April 9, 2008) over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual prospect lease fees, management fees and general office expenses.

As such, we estimate that our total expenditures over the next twelve months will be approximately $112,000 This estimate does not take into account estimated expenditures with respect to phase three of our exploration program, as this phase is contingent on the results of phase two and on our receipt of sufficient financing. If we were to complete phase two and three during the next twelve months, our total estimated expenditures for that period would be $225,000.

Financial Condition

At February 29, 2008, we had cash of $105,753 and working capital of $104,279. Accordingly, we have sufficient funds to enable us to complete the second phase of our exploration program (at an estimated cost of $29,435) but will have insufficient funds to satisfy our on-going general and administrative expenses over the next twelve months (estimated at $82,000). During the twelve-month period following the date of this report, we anticipate that we will not generate any revenues. As such, we will be required to obtain additional financing in order to complete our planned operations over the next twelve months plus the costs of phase three of our exploration program (at an estimated cost of $112,000) and any additional exploration of our optioned mineral claims to determine whether any mineral deposit exists on these claims.

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

Results of Operations

Our general and administrative expenses for the three and six month periods ended February 29, 2008 and 2007, as well as the total of these expenses since our inception on May 3, 2006, are summarized below:

	Three Month Period Ended February 29, 2008 $	Three Month Period Ended February 28, 2007 $	Six Month Period Ended February 29, 2008 $	Six Month Period Ended February 28, 2007 $	For the Period from May 3, 2006 (Inception) to February 29, 2008 $

Expenses
Management services (Note 4)	-	10,515	9,280	21,645	48,634
Mineral property costs (Note 3)	-	306	1,505	3,879	30,414
Office and general (Note 4)	1,664	3,558	3,372	4,735	13,332
Professional fees	13,041	11,832	16,848	41,924	88,789
Shareholder relations	100	-	250	920	1,466

Total expenses	14,805	26,211	31,255	73,103	182,635

Net loss before other items	(14,805)	(26,211)	(31,255)	(73,103)	(182,635)

Interest income	200	1,673	200	1,852	4,387

Net loss	(14,605)	(24,538)	(31,055)	(71,251)	(178,248)

Net loss per share - basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)	(0.03)

Weighted average number of common shares outstanding - basic and diluted	8,337,001	8,337,001	8,337,001	8,337,001	6,897,811

Results of Operations for the Three Month period ended February 29, 2008

Revenues

Other than minimal interest revenues earned from term deposits, we have had no operating revenues since our inception on May 3, 2006 to February 29, 2008. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Expenses for the three month period ended February 29, 2008 totalled $14, 805 and were primarily comprised of audit and legal costs, which totalled $13,041. The expenses for legal and audit for the comparable period in 2007 were $11,832. Management services costs were nil in the current three month period and $10,515 in the 2007 comparable period. Office and general expenses were primarily office rent and telecommunication costs and have been reduced by $1,894 during the current three month period as compared to the prior year period.

Net Loss

We had a net loss of $14,605 in the three months ended February 29, 2008 as compared to a net loss of $24,538 in the comparable 2007 three month period. Losses were reduced primarily as a result of lower management fee costs and general office costs incurred. Interest earned was reduced during the period as a result of reduced cash invested in term deposits.

Results of Operations for the Six Month Period ended February 29, 2008

Revenues

As indicated above, other than minimal interest revenues earned from term deposits, we have had no operating revenues since our inception on May 3, 2006 to February 29, 2008. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Expenses for the six month period ended February 29, 2008 totalled $31,255 as compared to $73,103 in the comparable 2007 six month period. This reduction in expenses was primarily as a result of a $12,365 reduction in management fees, a $2,374 reduction in mineral property costs, and a $25,076 reduction in professional fees. Professional fees incurred during the current six month period were for filing and regulatory compliance expenditures. Office and general expenses were primarily office rent and telecommunication costs and were also reduced from $4,735 incurred in the 2007 period to $3,372 incurred in the current 2008 period.

Net Loss

We had a net loss of $31,055 in the six month period ended February 29, 2008 as compared to a net loss of $71,251 during the comparable 2007 six month period. As stated above in the expenses commentary, primary areas of reduction in expenses were in areas of professional fees, management costs and mineral property costs. We have incurred a net loss of $178,248 since our inception on May 3, 2006 through February 29, 2008.

Liquidity and Capital Resources

We had cash of $105,753 and working capital of $104,279 at February 29, 2008.

We estimate that our total expenditures over the next twelve months will be approximately $111,853, as outlined above under the heading "Plan of Operations". This estimate does not take into account estimated expenditures with respect to phase three of our exploration program, as this phase is contingent on the results of phase two as well as our receipt of sufficient financing. If we were to complete phase three during the next twelve months, our total estimated expenditures for the next twelve months would be $224,687.

At the present time, we have insufficient cash to proceed with phase two of our recommended work program, and we will be required to obtain additional financing to proceed with phase two and phase three of the recommended work program, as these expenditures will exceed our current cash reserves.

Cash Used in Operating Activities

Cash used in operating activities was $35,535 during the six month period ended February 29, 2008, as compared to $70,167 during the six month period ended February 28, 2007. Cash used in operating activities was $173,515 since our inception on May 3, 2006.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception on May 3, 2006 to February 29, 2008, we raised a total of approximately $280,200 from private offerings of our securities. During the three and six month periods ended February 29, 2008, no net cash was provided by financing activities from sale of our securities.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the prospect lease and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report on our audited financial statements for the year ended August 31, 2007 that there is substantial doubt we will be able to continue as a going concern.

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

As of the date of the financial statements, the Company has only incurred mineral property option and exploration costs which have been charged to operations. To date the Company has not established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of February 29, 2008, any potential costs related to the retirement of the Company's mineral property interests have not yet been determined.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by the Company beginning in the first quarter of fiscal 2009. The Company does not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

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

RUBY CREEK RESOURCES INC.

Per:       "Brian Roberts"

              Brian Roberts
              President, Chief Executive Officer, Principal Executive Officer and a director
              Date: April 11, 2008

__________