Form 10QSB
period 2008-05-31
Ruby Creek Resources Inc
filed 2008-07-14
CIK 1379810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,337,001 shares of common stock as of July 11, 2008.

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

__________

RUBY CREEK RESOURCES INC.

Quarterly Report On Form 10-QSB
For The Quarterly Period Ended May 31, 2008

FORWARD-LOOKING STATEMENTS

This Form 10-QSB for the quarterly period ended May 31, 2008 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

The following unaudited interim financial statements of Ruby Creek Resources Inc. are included in this Quarterly Report on Form 10-QSB:

Ruby Creek Resources Inc.
(An Exploration Stage Company)

May 31, 2008
(Unaudited)

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Balance Sheets

	May 31, 2008 $	August 31, 2007 $
	(Unaudited)
ASSETS

Current Assets
Cash	87,634	141,288
GST receivable	2,740	6,824

	90,374	148,112

Furniture and equipment, net of depreciation of $318	614	792

	90,988	148,904

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	8,489	12,784
Due to related parties (Note 4)	113	113

	8,602	12,897

Stockholders' Equity

Common stock unlimited number of shares authorized, no par value 8,337,001 (August 31, 2007 - 8,337,001) shares issued and outstanding (Note 5) 8,337,001 shares issued and outstanding	280,200	280,200

Donated capital (Note 4)	3,000	3,000

Deficit accumulated during the exploration stage	(200,814)	(147,193)

	82,386	136,007

	90,988	148,904

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
	Three Month Period Ended May 31, 2008 $	Three Month Period Ended May 31, 2007 $	Nine Month Period Ended May 31, 2008 $	Nine Month Period Ended May 31, 2007 $	For the Period from May 3, 2006 (Inception) to May 31, 2008 $

Expenses
Management services (Note 4)	4,665	10,557	13,945	32,202	53,299
Mineral property costs (Note 3)	1,978	-	3,483	3,879	32,392
Office and general (Note 4)	3,335	1,892	6,707	6,627	16,667
Professional fees	12,262	9,808	29,110	51,732	101,051
Shareholder relations	750	-	1,000	920	2,216

Net loss before other items	(22,990)	(22,257)	(54,245)	(95,360)	(205,625)

Interest income	424	1,414	624	3,266	4,811

Net loss	(22,566)	(20,843)	(53,621)	(92,094)	(200,814)

Net loss per share - basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)	(0.03)

Weighted average number of common shares outstanding - basic and diluted	8,337,001	8,337,001	8,337,001	8,337,001	7,072,258

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
	Nine Month Period Ended May 31, 2008 $	Nine Month Period Ended May 31, 2007 $	For the Period from May 3, 2006 (Inception) to May 31, 2008 $

Cash flows from operating activities:

Net loss	(53,621)	(92,094)	(200,814)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	178	70	318
Donated rent and services	-	-	3,000

Net changes in non-cash working capital items:
GST receivable	4,084	(5,663)	(2,740)
Prepaid expenses	-	10,000	-
Accounts payable and accrued liabilities	(4,295)	(5 782)	8,489
Due to related parties	-	-	113

Net cash flows used in operating activities	(53,654)	(93,469)	(191,634)

Cash flows from investing activities
Purchase of equipment	-	(932)	(932)

Net cash flows from investing activities	-	(932)	(932)

Cash flows from financing activities
Share subscriptions received	-	(5,000)	280,200

Net cash flows from financing activities	-	(5,000)	280,200

Net increase (decrease) in cash	(53,654)	(89,401)	108,182

Cash - beginning of period	141,288	257,153	-

Cash - end of period	87,634	167,752	87,634

Supplemental disclosure with respect to cash flows:

Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2008

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has not paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future raising substantial doubt as to the ability of the Company to continue operations as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves in its resource properties, confirmation of the Company's interests in the underlying properties, and the attainment of profitable operations. As at May 31, 2008, the Company has accumulated losses of $200,814 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Unaudited Interim Financial Statements

These unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended August 31, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the nine month period ended May 31, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2008.

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
May 31, 2008
(Unaudited)

2.     Summary of Significant Accounting Policies (continued)

c)     Basic and Diluted Net Loss Per Share

d)     The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

e)     Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)     Mineral Property Costs

Pursuant to EITF 04-2, the Company classified its mineral rights as tangible assets and accordingly acquisition costs are capitalized as mineral property costs. Generally accepted accounting principles require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company is to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Mineral exploration costs are expensed as incurred until commercially mineable deposits are determined to exist within a particular property. Accordingly, the Company has expensed all mineral exploration costs.

To date the Company has not established any proven or probable reserves on its mineral properties.

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of May 31, 2008, any potential costs related to the retirement of the Company's mineral property interests have not yet been determined.

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
May 31, 2008
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

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2008
(Unaudited)

2.     Summary of Significant Accounting Policies (continued)

l)     Recent Accounting Pronouncements

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

3.     Mineral Properties

Pursuant to an agreement dated July 15, 2006, as amended on August 15, 2006, the Company has acquired an option to earn a 100% interest in the Moore Creek Property (the "Property") located in the Iskut River region, British Columbia, Canada in exchange for cash payments totalling CDN$100,000 over 4 years, payable as follows:

(a)     $2,500 on October 15, 2006 (paid);

(b)     $10,000 on July 15, 2007 amended to payment of $2,000 on, or before, April 15,2008 (paid) and the remaining $8,000 payable on July 31, 2008;

(c)     $15,000 on July 15, 2008;

(d)     $20,000 on July 15, 2009; and

(e)     $52,500 on July 15, 2010.

(f)     The Property is subject to a 2% net smelter return royalty ("NSR") of which 1% can be repurchased at any time by the vendor for $1,000,000. The Property is comprised of 8 mineral claims covering a total of 2,919 hectares and as of the date of these financial statements title is held in the name of the vendor. Title will be transferred to the Company upon receipt of all of the cash payments, as described above.

During the nine months ended May 31, 2008 the Company expensed $3,483 (2007 - $3,897) in acquisition and exploration costs.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
May 31, 2008
(Unaudited)

4.     Related Party Transactions

At May 31, 2008 and August 31, 2007, the Company owed a director $113. These funds are unsecured, do not bear interest and have no fixed terms of repayment.

The President and one other director of the Company provided management services and office premises to the Company. As a result, during the nine months ended May 31, 2008, management services of $13,945 (May 31, 2007: $32,202) and rent of $3,644 (May 31, 2007: $3,239) were recorded. At May 31, 2008, $1,207 (August 31, 2007 - $nil) is owed for rent and is included in accounts payable.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the comparative three and nine month periods ended May 31, 2008 should be read in conjunction with our unaudited interim financial statements and related notes for the comparative three and nine month periods ended May 31, 2008 included in this quarterly report.

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

We acquired the option to acquire the eight mineral claim property pursuant to an option agreement dated July 15, 2006, and amended on August 15, 2006. Pursuant to this option agreement, we have the exclusive option to earn a 100% interest in and to these eight mineral claims, subject to a 2% net smelter return royalty payable to the optionor, in exchange for making cash payments totalling CDN$100,000 (US$99,080 based on the exchange rate of CDN$1.00 : US$0.9908 on July 11, 2008) to the optionor over a four-year period as follows: CDN$2,500 on October 15, 2006; CDN$10,000 on July 15, 2007 (amended to CDN$2,000 payable on or before April 15, 2008 (paid) and CDN$8,000 on or before July 31, 2008); CDN$15,000 on July 15, 2008; CDN$20,000 on July 15, 2009; and a final payment of CDN$52,500 on July 15, 2010.

Status of Exploration Work

We obtained a geological report on our optioned mineral claims dated October 15, 2006 that recommended a phased exploration program. The first phase of this recommended exploration program was carried out during the summer of 2007 at a cost of CDN$17,000 (US$16,844 based on the exchange rate of CDN$1.00 : US$0.9908 on July 11, 2008).

We received a report letter dated July 2, 2008 from Carl von Einsiedel, the Company's consulting geologist, with respect to this phase one work. The goal of the 2007 exploration program at the More Creek property was to determine if there was a large covered porphyry copper-gold system. As the topography is very steep on the eastern portion of the property and the exposure excellent, any porphyry would outcrop and hence have already been discovered. Therefore the original exploration program was designed to determine if the western portion of the property contained a porphyry system. As part of the 2007 exploration program, a line of soil samples were taken at a 100-meter spacing along an arcuate route through the centre of the western part of the property. A successful program that would show the need for a follow-up program would result in at least 5 consecutive anomalous samples with plus 1,000 ppb copper. Unfortunately, there were no significant anomalies identified (the maximum result was approximately 300 ppb Cu).

Subsequent to the Company's filing of an Assessment Report with the British Columbia government in early 2008, new historic data was found (by way of an additional literature search) that actually covered the More Creek property. This data was from a large survey performed in 1990. The reason that it had not been previously found was that the assessment report for this survey was plotted in MapBC, a long distance from the More Creek property. The program was extensive and was covered in two separate assessment reports. The work covered all drainages and included several transects throughout the property. Soil, silt and float samples were collected. This data showed only several weak widespread anomalies which did not indicate the presence of a significant porphyry body. Of note though is that this 1990 survey showed two float samples in the eastern drainage that graded 1900 and 530 ppb gold. These float samples were of quartz carbonate vein within grey sediments.

In his July 2, 2008 report, Mr. von Einsiedel indicated that the origin of the gold bearing float samples within the eastern portion of the property will be a key aspect of any future exploration program. While on the property, it is recommended that the source of the three main areas with gold, copper and/or arsenic anomalies that were identified within the western portion of the property be investigated. An advantage for the next program is that there is now road access to near the southern boundary of the property as the TeckCominco-Novagold road has been completed to within 1 kilometer of the property (therefore there will be no - or minimal - helicopter usage).

Although no specific definitive results were identified during the 2007 work program, the work itself was not detailed in terms of the entire property. The historical data that Mr. von Einsiedel discovered indicates a number of interesting and promising mineralization indications. The Board of Directors has decided that, based on these results, we continue the option agreement on the More Creek property and continue with a phase two program. The overburden conditions present on the property would require that any new programs utilize gas powered augers and significantly higher density sampling to be effective. Such a detailed sampling program assumes limited use of the access road currently under construction by Novagold. The phase two program would cost approximately CDN$100,000 (US$99,080 based on the exchange rate of CDN$1.00 : US$0.9908 on July 11, 2008).

In the event that this phase two program is able to delineate a target area or areas that exhibit a co-incident geochemical and geophysical response, a next phase program consisting of detailed geochemical surveys and ground geophysical surveys would be warranted in a phase three program. The estimated cost of this program is CDN$115,000 (US$114,770 based on the exchange rate of CDN$1.00 : US$0.9908 on July 11, 2008).

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of our optioned mineral claims:

  We intend to proceed with phase two of a recommended exploration program. At present we estimate that a phase two program would cost approximately CDN$100,000 (US$99,080 based on the exchange rate of CDN$1.00 : US$0.9908 on July 11, 2008). Upon completion of phase two, our Board of Directors will make a determination whether to proceed with the third phase of the recommended work program, which is currently estimated to cost approximately CDN$115,000 (US$114,770 based on the exchange rate of CDN$1.00 : US$0.9908 on July 11, 2008).

  We anticipate spending approximately CDN$7,000 (US$6,936 based on the exchange rate of CDN$1.00 : US$0.9908 on July 11, 2008) in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of CDN$84,000 (US$83,227 based on the exchange rate of CDN$1.00 : US$0.9908 on July 11, 2008) the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual prospect lease fees, management fees and general office expenses.

As such, we estimate that our total expenditures over the next twelve months will be approximately $182,300. This estimate does not take into account estimated expenditures with respect to phase three of our exploration program, as this phase is contingent on the results of phase two and on our receipt of sufficient financing. If we were to complete phase two and three during the next twelve months, our total estimated expenditures for that period would be approximately $297,000.

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

Financial Condition

At May 31, 2008, we had cash of $87,634 and working capital of $81,772. Accordingly, we have insufficient funds to enable us to complete the second phase of our exploration program (at an estimated cost of $99,080) and have insufficient funds to satisfy our on-going general and administrative expenses over the next twelve months (estimated at $83,227). During the twelve-month period following the date of this report, we anticipate that we will not generate any revenues. As such, we will be required to obtain additional financing in order to complete our planned operations over the next twelve months plus the costs of phase three of our exploration program (at an estimated cost of $114,770) and any additional exploration of our optioned mineral claims to determine whether any mineral deposit exists on these claims.

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

Results of Operations for the Three Month period ended May 31, 2008

Revenues

Other than minimal interest revenues earned from term deposits, we have had no operating revenues since our inception on May 3, 2006 to May 31, 2008. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses for the three and nine month periods ended May 31, 2008 and 2007, as well as the total of these expenses since our inception on May 3, 2006, are summarized below:
	Three Month Period Ended May 31, 2008 $	Three Month Period Ended May 31, 2007 $	Nine Month Period Ended May 31, 2008 $	Nine Month Period Ended May 31, 2007 $	For the Period from May 3, 2006 (Inception) to May 31, 2008 $

Expenses
Management services	4,665	10,557	13,945	32,202	53,299
Mineral property costs	1,978	-	3,483	3,879	32,392
Office and general	3,335	1,892	6,707	6,627	16,667
Professional fees	12,262	9,808	29,110	51,732	101,051
Shareholder relations	750	-	1,000	920	2,216

Total expenses	22,990	22,257	54,245	95,360	205,625

Expenses for the three month period ended May 31, 2008 totalled $22,990 and were primarily comprised of professional fees (audit and legal costs)which totalled $12,262. The expenses for professional fees for the comparable period in 2007 were $9,808. Management services costs were $4,665 in the current three month period and $10,557 in the 2007 comparable period. Office and general expenses (consisting primarily of office rent and telecommunication costs) were $3,335 during the current three month period as compared to $1,892 in the prior year period.

Net Loss

We had a net loss of $22,566 in the three months ended May 31, 2008 as compared to a net loss of $20,843 in the comparable 2007 three month period. Losses increased primarily as a result of an increase in professional fees between the two periods and a decrease in interest income between the two periods as a result of reduced cash invested in term deposits.

Results of Operations for the Nine Month Period ended May 31, 2008

General and Administrative Expenses

Expenses for the nine month period ended May 31, 2008 totalled $53,621 as compared to $92,094 in the comparable 2007 nine month period. This reduction in expenses was primarily as a result of an $18,257 reduction in management fees between these two periods, a $396 reduction in mineral property costs between these two periods, and a $22,622 reduction in professional fees between these two periods. Professional fees incurred during the current nine month period were for filing and regulatory compliance expenditures. Office and general expenses were primarily office rent and telecommunication costs and increased slightly from $6,627 incurred in the 2007 period to $6,707 incurred in the current 2008 period.

Net Loss

We had a net loss of $53,621 in the nine month period ended May 31, 2008 as compared to a net loss of $92,094 during the comparable 2007 nine month period. As stated above in the expenses commentary, primary areas of reduction in expenses were in areas of professional fees, management costs and mineral property costs. We have incurred a net loss of $200,814 since our inception on May 3, 2006 through May 31, 2008.

Liquidity and Capital Resources

We had cash of $87,634 and working capital of $81,772 at May 31, 2008.

We estimate that our total expenditures over the next twelve months will be approximately $182,300, as outlined above under the heading "Plan of Operations". This estimate does not take into account estimated expenditures with respect to phase three of our exploration program, as this phase is contingent on the results of phase two as well as our receipt of sufficient financing. If we were to complete phase three during the next twelve months, our total estimated expenditures for the next twelve months would be approximately $297,000.

At the present time, we have insufficient cash to proceed with phase two of our recommended work program, and we will be required to obtain additional financing to proceed with phase two and phase three of the recommended work program, as these expenditures will exceed our current cash reserves.

Cash from Operating Activities

Cash used in operating activities was $53,654 during the nine month period ended May 31, 2008, as compared to $93,469 during the nine month period ended May 31, 2007. Cash used in operating activities from our inception on May 3, 2006 to May 31, 2008 was $191,634.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception on May 3, 2006 to May 31, 2008, we raised a total of approximately $280,200 from private offerings of our securities. During the nine months ended May 31, 2008, no net cash was provided by financing activities from sale of our securities (as compared to $5,000 from the sale of securities during the nine months ended May 31, 2007).

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

Mineral Property Costs

Pursuant to EITF 04-2, the Company classified its mineral rights as tangible assets and accordingly acquisition costs are capitalized as mineral property costs. Generally accepted accounting principles require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company is to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Mineral exploration costs are expensed as incurred until commercially mineable deposits are determined to exist within a particular property. Accordingly, the Company has expensed all mineral exploration costs.

To date the Company has not established any proven or probable reserves on its mineral properties.

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of May 31, 2008, any potential costs related to the retirement of the Company's mineral property interests have not yet been determined.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) "Business Combinations". SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact, if any, SFAS 141 (Revised) will have on the Company's financial statements upon adoption.

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

RUBY CREEK RESOURCES INC.

Per:       "Brian Roberts"

             Brian Roberts
             President, Chief Executive Officer, Principal Executive Officer and a director
             Date: July 14, 2008

__________