Form 10-K
period 2008-08-31
Ruby Creek Resources Inc
filed 2008-11-28
CIK 1379810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Fiscal Year Ended August 31, 2008

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from ________________ to ________________.

Commission file number 000-52354

RUBY CREEK RESOURCES INC.
(Exact name of registrant as specified in its charter)

British Columbia	N/A
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

400-409 Granville Street, Vancouver, British Columbia	V6C 1T2
(Address of Principal Executive Offices)	(Zip Code)

(604) 633-9768
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ (do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant's common equity was last sold, as of February 29, 2008 (the last day of the registrant's most recently completed second fiscal quarter) was approximately $623,400.

The registrant had 8,337,001 shares of common stock outstanding as of November 24, 2008.

__________

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report under "Risk Factors". These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this annual report. Forward-looking statements in this annual report include, among others, statements regarding:

  our capital needs;

  business plans; and

  expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some of the risks and assumptions include:

  our need for additional financing;

  our limited operating history;

  our history of operating losses;

  our exploration activities may not result in commercially exploitable quantities of ore on our mineral properties;

  the risks inherent in the exploration for minerals such as geologic formation, weather, accidents, equipment failures and governmental restrictions;

  the competitive environment in which we operate;

  changes in governmental regulation and administrative practices;

  our dependence on key personnel;

  conflicts of interest of our directors and officers;

  our ability to fully implement our business plan;

  our ability to effectively manage our growth; and

  other regulatory, legislative and judicial developments.

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under "Risk Factors" in this annual report.

The forward-looking statements in this annual report are made as of the date of this annual report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

AVAILABLE INFORMATION

Ruby Creek Resources Inc. files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC's website at http://www.sec.gov.

REFERENCES

As used in this annual report: (i) the terms "we", "us", "our", "Ruby Creek" and the "Company" mean Ruby Creek Resources Inc.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the United States Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

__________

TABLE OF CONTENTS

__________

PART I

ITEM 1.            BUSINESS

Name and Incorporation

We were incorporated on May 3, 2006 under the laws of the Province of British Columbia, Canada.

Our office is located at Suite 400, 409 Granville Street, Vancouver, British Columbia, Canada, V6C 1T2; our telephone number is (604) 633-9768.

Our Corporate History

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

On August 20, 2008 we filed a Registration Statement on Form S-4 with the SEC with the proposed plan of action to seek shareholder approval to continue the incorporation of our company from British Columbia, Canada to Nevada. The Form S-4 is subject to SEC review and approval before we can set a date of a special shareholder meeting to approve our continuation from British Columbia to Nevada.

Our Business

We acquired the option to acquire a 100% interest in eight mineral claims (the "More Creek properties") located in the Iskut River region of northern British Columbia, Canada, covering an area of approximately 2,919 hectares pursuant to an option agreement dated July 15, 2006 and amended on August 15, 2006 and further amended on July 9, 2008. Pursuant to this option agreement, we have the exclusive option to earn a 100% interest in and to these eight mineral claims, subject to a 2% net smelter return royalty payable to the optionor, in exchange for making cash payments totalling CDN$100,000 (US$81,659 based on the exchange rate of CDN$1.2246 : US$1.00 on November 24, 2008) to the optionor over a four-year period as follows: CDN$2,500 paid on October 15, 2006; CDN$2,000 paid on April 15, 2008; CDN$1,500 paid on September 30, 2008; CDN$6,500 payable on or before March 31, 2009; CDN$3,000 payable on or before June 30, 2009; CDN$12,000 payable on or before July 31, 2009; CDN$20,000 payable on or before November 30, 2009; and a final payment of CDN$52,500 payable on or before November 30, 2010.

Location and Access to Our Optioned Mineral Claims

Our eight optioned mineral claims are located approximately 20 kilometers west of the Bob Quinn airstrip, which is maintained by the government of British Columbia. The airstrip, in turn, is located approximately 240 miles north of the town of Smithers, British Columbia on BC Highway #37. Access to the claims from the airstrip at Bob Quinn is by way of helicopter. The property consists of forested slopes with a valley floor below. The following figure shows the location of our optioned claims:

134°
132°
130°
59°
58°
57°
56°
King
Nahlin
Taku
River
Thibert
Fault
Salmon
Fault
Dease
Lake
See figure 2AB & 3AB
Tulsequah Chief
Golden Bear
Gnat Lake
COAST
Coast
Telegraph Creek
Mt. Edziza
River
Red-Chris
Stikine
Spectrum
Range
BELT
Schaft Creek
River
Galore Creek
Iskut
Megalineament
37
Snip
Johnny Mtn
Eskay Ck
Wrangell
Kerr
Sulphurets
Granduc
Big Missouri
Silbak-Premier
km
MORE CREEK PROJECT
Stewart
Terrace
Vancouver
BC Locator
N
KEY
Mines and developed prospects
Access roads

RUBY CREEK RESOURCES INC.

More Creek Project, NW BC.

LOCATOR MAP SHOWING ACCESS ROADS, MINES AND DEVELOPED PROSPECTS

Date: 2006 10 07	Figure No.
Drawn by: dorianleslie.com	1
Projection: NAD 83 Zone 9

Our Ownership Interest in Our Optioned Mineral Claims

We acquired an option to earn a 100% interest to each of eight mineral claims. Our option for ownership of these eight mineral claims is subject to a 2.0% net smelter royalty in favour of Carl von Einsiedel, who is the legal owner of these claims. The total area of the eight mineral claims is approximately 2,919 hectares.

Our optioned mineral claims consist of 8 mineral claims located in the Iskut River area of northern British Columbia. The mineral claims have the following legal description:

Claim Name	Tenure Number
nnmt1	504673
nnmt2	504674
nnmt3	504675
nnmt4	504676
nnmt5	504677
nnmt6	504678
n/a	511113
n/a	521300

Each of our optioned mineral claims is in good standing with the Province of British Columbia until April 1, 2009. We have been advised that Mr. von Einsiedel intends to extend his interest on these claims to at least October 2009 on or before the April 1, 2009 expiration date. Mineral claims of this type may be extended either by completing sufficient work and filing a report on the work completed on the mineral property with the British Columbia Ministry of Energy and Mines, or by paying a filing fee in lieu of performing the exploration work.

In order to maintain the mineral claims in good standing after April 1, 2009, the Company (on behalf of the claim owner) must complete annual labor or exploration expenditures on the mineral claims and file confirmation of work with the applicable mining recording office of the Province of British Columbia. Currently, exploration work with a minimum value of CDN$1,676 for the property is required before the 30th of every October. If the Company does not complete this minimum amount of exploration work by October 30, 2009, the Company (on behalf of the claim owner) will be required to pay a fee in lieu of exploration work in the amount of CDN$4.00 per hectare, or approximately CDN$11,676 in total (US$9,535 based on the exchange rate of US$1.00 : CDN$1.2246 on November 24, 2008), to the Province of British Columbia. If the Company fails to make and file the work expenditures or, alternatively, make the appropriate payments to the Province of British Columbia in lieu of exploration expenditures, Mr. von Einsiedel will lose all interest the mineral claims that are the subject of our option.

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

Between July 15 and September 30, 2006, we retained Mr. von Einsiedel, our consulting geologist, to complete the initial stages of a work program consisting of Landsat 7 alteration imaging, compilation of all available geological data, preparation of detailed base topographic maps and a site examination to confirm the published technical information. The total cost of the work completed was CDN$10,290 (US$8,403 based on the exchange rate of US$1.00 : CDN$1.2246 on November 24, 2008).

We obtained a geological report on our optioned mineral claims prepared by Mr. von Einsiedel, dated October 15, 2006. This report was based on information on the mineral claims included in the public domain, geologic maps, geological survey data and from Mr. von Einsiedel's geological experience in the area. Mr. von Einsiedel's report outlined a recommended phased exploration program on our optioned mineral claims, including a phase one exploration work program consisting of geochemical surveys to determine if there are overburden covered zones of porphyry style copper gold mineralization present within the claim area.

We retained Mr. von Einsiedel to conduct the first phase of the recommended exploration program between June and October 2007. The cost of this exploration program was CDN$17,000 (US$13,882 based on the exchange rate of US$1.00 : CDN$1.2246 on November 24, 2008). The phase one work that was carried out involved several helicopter-supported, recon sampling traverses that were made to the More Creek property with the objective of identifying porphyry style copper - gold mineralization. Approximately 60% of the claim area now has at least widely spaced sample coverage. Considering the large size of porphyry type copper gold systems, the recon program completed at More Creek was designed to provide an indication as to whether or not a porphyry system exists on the subject property.

In addition to this phase one work, subsequent to the Company's filing of an Assessment Report with the British Columbia government in early 2008, new historic data was found (by way of an additional literature search) that covered the More Creek property. This data was from a large survey performed in 1990. The reason that it had not been previously found was that the assessment report for this survey was plotted in MapBC, a long distance from the More Creek property. The program was extensive and was covered in two separate assessment reports. The work covered all drainages and included several transects throughout the property. Soil, silt and float samples were collected. This data showed only several weak widespread anomalies which did not indicate the presence of a significant porphyry body. Of note though is that this 1990 survey showed two float samples in the eastern drainage that graded 1900 and 530 ppb gold. These float samples were of quartz carbonate vein within grey sediments.

Mr. von Einsiedel provided the Company a report on this phase one property work on July 2, 2008. This report concluded that the available data, which includes both the 2007 data and some historical sampling data, identified several weakly anomalous sites but did not identify any strongly anomalous sites. Although much of the property is heavily overburden covered, the recon program should have been able to identify any large, near surface mineralized zones present within the areas sampled. The weakly anomalous sample results that were identified, although interesting, are too low to be indicative of "in situ" mineralization. In this report, Mr. von Einsiedel indicated that the origin of the gold bearing float samples within the eastern portion of the property will be a key aspect of any future exploration program. While any exploration team is on the property, it is recommended that the source of the three main areas with gold, copper and/or arsenic anomalies that were identified within the western portion of the property be investigated. An advantage for the next program is that there is now road access to near the southern boundary of the property as the Teck Cominco-Novagold road has been completed to within 1 kilometer of the property (therefore there will be no - or minimal - helicopter usage).

Although no specific definitive results were identified during the 2007 work program, the work itself was not detailed in terms of the entire property. We believe that the historical data that Mr. von Einsiedel discovered indicates a number of interesting and promising mineralization indications. As a result, our board of directors decided to retain our option agreement with respect to the More Creek property and continue with a phase two program as recommended by Mr. von Einsiedel.

On July 10, 2008 we requested that Mr. von Einsiedel prepare a proposal to carry out the planned phase two work. We received the proposal from Mr. von Einsiedel on September 4, 2008, which recommended a program to concentrate on specific high-opportunity areas. To evaluate these areas, Mr. Von Einsiedel recommended that we complete a minimum 10-day field program with at least one geologist and an experienced prospector. He quoted a cost estimate of $21,800 (US$17,802 based on the exchange rate of US$1.00 : CDN$1.2246 on November 24, 2008), as follows:
Crew mobilization: Vancouver to Bob Quin Helicopter usage (allow minimum 4 hours) Crew wages Crew accommodation (on site fly camp) Assays (allow 100 samples) Report preparation	CDN$ 2,000.00 CDN4,800.00 CDN9,000.00 CDN2,500.00 CDN2,500.00 CDN1,000.00

Total:	CDN$21,800.00

In the event that Mr. Von Einsiedel's personnel are allowed to use the new access road, the costs of the program could be reduced by as much as 25% as this would eliminate the requirement to utilize any helicopter time. If this is the case the estimated cost of the program, including the required cash in lieu payment would be CDN$18,500 (US$15,107 based on the exchange rate of US$1.00 : CDN$1.2246 on November 24, 2008).

Because of early winter weather in the More Creek area, the phase two program will not be able to be carried out until the second quarter of 2009. We intend to raise additional financing with which to carry out this program.

In the event that the phase two program is able to delineate a target area or areas that exhibit a co-incident geochemical and geophysical response, a next phase program consisting of detailed geochemical surveys and ground geophysical surveys would be warranted in a phase three program. The estimated cost of this program is CDN$115,000 (US$93,908 based on the exchange rate of US$1.00 : CDN$1.2246 on November 24, 2008).

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

British Columbia law requires that a holder of title to mineral claims must spend at least CDN$4.00 per hectare per year in order to keep the property in good standing. Our optioned claims cover an area of approximately 2,919 hectares. Thus, the annual cost of compliance with the Mineral Tenure Act with respect to our 8 optioned claims is presently approximately CDN$11,676 (US$9,535 based on the exchange rate of CDN$1.2246 : US$1.00 on November 24, 2008) per year. Each of our optioned mineral claims is in good standing with the Province of British Columbia until April 1, 2009, and exploration work with a minimum value of CDN$11,676 for the property is required before the 30th of every October in order to maintain the claims in good standing. During the year ended August 31, 2008, the Company spent a total of CDN$1,505 in direct exploration work on the claims (on behalf of the claim owner). Our planned exploration work for summer 2008 was delayed as a result of late receipt of the 2007 field report and short summer work season in the More Creek area.

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

ITEM 1A.          RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below may not be all of the risks facing our company. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks associated with our company

If we do not obtain additional financing, our business plan will fail.

At August 31, 2008, we had cash of $76,192 and working capital of $34,302. Accordingly, we have insufficient funds to enable us to complete the second phase of our exploration program (at an estimated cost of approximately $15,000 to $18,000) and satisfy our on-going general and administrative expenses over the next twelve months (estimated at approximately $80,000). During the twelve-month period after the date hereof, we anticipate that we will not generate any revenues. As such, we will be required to obtain additional financing in order to complete our planned operations over the next twelve months plus the costs of phase three of our exploration program (at an estimated cost of approximately $94,000) and any additional exploration of our optioned mineral claims to determine whether any mineral deposit exists on these claims. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. If we are unable to obtain additional financing when needed, our business plan will fail.

Because we have only recently commenced business operations, we face a high risk of business failure and this could result in a total loss of your investment.

We were incorporated on May 3, 2006, and to date have been involved primarily in organizational activities, evaluating resource projects and undertaking initial exploration work on our optioned mineral claims. We have not earned any revenues and have not achieved profitability as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the optioned mineral claims that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will likely fail and you may lose your entire investment in our shares.

Because we do not have any revenues, we expect to incur operating losses for the foreseeable future.

We have never earned revenues and we have never been profitable. Prior to completing exploration on the property underlying our optioned mineral claims, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate financing to continue the exploration of our optioned mineral claims, we will fail and you may lose your entire investment in our shares.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about the our ability to continue as a going concern.

We have incurred a net loss of $244,167 for the period from May 3, 2006 (inception) to August 31, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our optioned mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern.

Our financial statements included with this annual report have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for our fiscal year ended August 31, 2008. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

If our costs of exploration are greater than anticipated, then we will not be able to complete the exploration program for our optioned mineral claims without additional financing, of which there is no assurance that we would be able to obtain.

We are proceeding with the initial stages of exploration on our optioned mineral claims. We are proceeding to carry out an exploration program that has been recommended in a geological report dated October 15, 2006 that we obtained on our optioned mineral claims. This exploration program outlines a budget for completion of the recommended exploration program. However, there is no assurance that our actual costs will not exceed the budgeted costs. Factors that could cause actual costs to exceed budgeted costs include increased prices due to competition for personnel and supplies, unanticipated problems in completing the exploration program and delays experienced in completing the exploration program. Increases in exploration costs could result in us not being able to carry out our exploration program without additional financing. There is no assurance that we would be able to obtain additional financing in this event.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

We are in the initial stages of exploration of our optioned mineral claims, and thus have no way to evaluate the likelihood that we will be successful in establishing commercially exploitable reserves of minerals on our optioned mineral claims. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of minerals our optioned mineral claims. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of ore. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the optioned mineral claims that we plan to undertake. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards. In the course of carrying out exploration of our optioned mineral claims, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. We currently have no such insurance nor do we expect to get such insurance for the foreseeable future. If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all of our assets, resulting in the loss of your entire investment in our shares.

If we discover commercial reserves of precious metals on the property underlying our optioned mineral claims, we can provide no assurance that we will be able to successfully advance the mineral claims into commercial production.

The property underlying our optioned mineral claims does not contain any known bodies of ore. If our exploration programs are successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the optioned mineral claims into commercial production. In such an event, we may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible, and you may lose your entire investment in our shares.

Because access to our optioned mineral claims is often restricted by inclement weather, we will be delayed in our exploration and any future mining efforts.

Access to our optioned mineral claims is restricted to the period between late November extending into late April of each year due to snow and storms in the area. As a result, any attempts to visit, test or explore the optioned mineral claims are largely limited to the few months out of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. This may cause our business venture to fail and the loss of your entire investment in our shares.

As we undertake exploration of our optioned mineral claims, we will be subject to compliance with government regulation that may increase the anticipated time and cost of our exploration program.

There are several governmental regulations that materially restrict the exploration of minerals. We will be subject to the mining laws and regulations of the Province of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our time and costs of doing business and prevent us from carrying out our exploration program. In addition, environmental assessments of proposed projects carry a heightened degree of responsibility for us and our directors, officers and employees. The cost of compliance with changes in governmental regulations could have an adverse effect on our financial condition. Furthermore, environmental hazards may exist on the property underlying our optioned mineral claims that are currently unknown to us. We may be liable for losses associated with such hazards, or may be forced to undertake extensive remedial cleanup action or to pay for governmental remedial cleanup actions, even in cases where such hazards have been caused by previous or existing owners or operators of the property underlying our optioned mineral claims, or by the past or present owners of adjacent properties or natural conditions. The costs of such cleanup actions may have a material adverse effect on our operations and profitability. Failure to comply with applicable laws, regulations, and permitting requirements may result in enforcement actions thereunder, including orders issued by regulatory or judicial authorities causing operations to cease or be curtailed, and may include corrective measures requiring capital expenditures, installation of additional equipment, or remedial actions. Parties engaged in mining operations may be required to compensate those suffering loss or damage by reason of the mining activities and may have civil or criminal fines or penalties imposed for violations of applicable laws or regulations and, in particular, environmental laws.

If we do not obtain clear title to our optioned mineral claims, our business may fail.

While we have received proof of current title ownership in the name of the mineral claim optionor, this should not be construed as a guarantee of title. The property underlying our optioned mineral claims may be subject to prior unregistered agreements or transfers or native land claims, and title may be affected by undetected defects. If we are unable to obtain clear title you may lose your entire investment in our shares.

We are subject to risks inherent in the mining industry and at present we do not have any insurance against such risks. Any losses we may incur that are associated with such risks may cause us to incur substantial costs which will have a material adverse effect upon our results of operations.

The business of mining for metals is generally subject to a number of risks and hazards including environmental hazards, industrial accidents, labour disputes, unusual or unexpected geological conditions, pressures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. At the present we do not intend to obtain insurance coverage and even if we were to do so, no assurance can be given that such insurance will continue to be available or that it will be available at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to companies in the mining industry on acceptable terms. We might also become subject to liability for pollution or other hazards which may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations. Mining operations will be subject to risks normally encountered in the mining business.

If we do not find a joint venture partner for the continued development of our optioned mineral claims, we may not be able to advance our exploration work.

If the initial results of our mineral exploration program are successful, we may try to enter into a joint venture agreement with a partner for the further exploration and possible production of our optioned mineral claims. We would face competition from other junior mineral resource exploration companies if we attempt to enter into a joint venture agreement with a partner. The possible partner could have a limited ability to enter into joint venture agreements with junior exploration programs and will seek the junior exploration companies who have the properties that they deem to be the most attractive in terms of potential return and investment cost. In addition, if we entered into a joint venture agreement, we would likely assign a percentage of our interest in the mineral claims to the joint venture partner. If we are unable to enter into a joint venture agreement with a partner, we may fail and you will lose your entire investment in our shares.

We rely on key members of management, the loss of whose services would have a material adverse effect on our success and development.

Our success depends to a certain degree upon certain key members of the management. These individuals are a significant factor in our growth and success. The loss of the service of members of the management could have a material adverse effect on us. In particular, our success is highly dependant upon the efforts of our President and Chief Executive Officer, our Secretary, Treasurer and Chief Financial Officer and our directors, the loss of whose services would have a material adverse effect on our success and development.

Because our executive officers have other business interests, they may not be able or willing to devote a sufficient amount of time to our business operation, causing our business to fail.

Our executive officers are each spending only approximately 10% to 20% of their business time on providing management services to us. While our officers presently possess adequate time to attend to our interests, it is possible that the demands on them from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

Because of the fiercely competitive nature of the mining industry, we may be unable to maintain or acquire attractive mining properties on acceptable terms which will materially affect our financial condition.

The mining industry is competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of properties producing, or capable of producing, precious and base metals. Many of these companies have greater financial resources, operational experience and technical capabilities. As a result of this competition, we may be unable to maintain or acquire attractive mining properties on terms we consider acceptable or at all. Consequently, our revenues, operations and financial condition could be materially adversely affected.

Risks related to our common stock

There is no significant trading market for our common stock as yet and if a market for our common stock does not develop, our investors will be unable to sell their shares.

We currently have our common stock quoted on the National Association of Securities Dealers Inc.'s OTC Bulletin Board under the trading symbol RBYCF. The trading market for our common stock has not yet developed to any significant level. We cannot provide our investors with any assurance that a significant public market will materialize for our common stock. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. The market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and FINRA's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our common stock is subject to the "Penny Stock" Rules of the SEC, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

Our stock is quoted on the OTC Bulletin Board of FINRA, which is generally considered to be a less efficient market than markets such as NASDAQ or the national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities will be subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Exchange Act. The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the "penny stock rules" and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules", investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

In addition to the "penny stock" rules promulgated by the SEC, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer when recommending the investment to that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.            PROPERTIES

Our executive offices are located at Suite 400, 409 Granville Street, Vancouver, British Columbia, Canada, V6C 1T2. There is no formal lease and the facilities are available to us on a month to month basis.

Our optioned mineral properties are described above under "Our Business".

ITEM 3.            LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor are we aware of any legal proceedings pending or threatened against us or our properties

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the NASD OTC Bulletin Board under the symbol "RBYCF" since January 2007. The following table sets forth the high and low bid price per share of our common stock for the periods indicated. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High	Low
August 31, 2008	$0.20	$0.20
May 31, 2008	$0.20	$0.20
February 29, 2008	$0.20	$0.20
November 30, 2007	$0.30	$0.25
August 31, 2007	$0.20	$0.15
May 31, 2007	$0.20	$0.15
February 28, 2007	$0.25	$0.10

We had 40 registered shareholders of record as of November 24, 2008.

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

Securities Authorized For Issuance Under Compensation Plans

We do not have any form of stock option or equity incentive plan. As such, there were no securities authorized for issuance under compensation plans at the end of our fiscal year ended August 31, 2008.

ITEM 6.            SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited financial statements as at August 31, 2008, August 31, 2007 and for the period from inception (May 3, 2006) to August 31, 2008 and (ii) the section entitled "Business", included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this annual report.

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of our optioned mineral claims:

  We intend to proceed with phase two of a recommended exploration program. At present we estimate that a phase two program would cost CDN$18,500 to CDN$21,800 (US$15,107 to US$17,802 based on the exchange rate of US$1.00 : CDN$1.2246 on November 24, 2008). We plan to complete phase two in May 2009.

  Upon completion of phase two, our Board of Directors will make a determination whether to proceed with the third phase of the recommended work program, which is currently estimated to cost approximately CDN$115,000 (US$93,908 based on the exchange rate of US$1.00 : CDN$1.2246 on November 24, 2008).

  We anticipate spending approximately $20,000 for management and consulting expenses and $60,000 in ongoing general and administrative expenses over the next twelve months. Our general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual prospect lease fees, management fees and general office expenses.

As such, we estimate that our total expenditures over the next twelve months will be approximately $95,000 to $98,000. This estimate does not take into account estimated expenditures with respect to phase three of our exploration program, as this phase is contingent on the results of phase two and on our receipt of sufficient financing. If we were to complete phase two and three during the next twelve months, our total estimated expenditures for that period would be approximately $189,000 to $192,000.

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

Financial Condition

At August 31, 2008, we had cash of $76,192 and working capital of $34,302. Accordingly, we have insufficient funds to enable us to complete the second phase of our exploration program (at an estimated cost of $15,000 to $18,000) and satisfy our on-going general and administrative expenses over the next twelve months (estimated at $80,000). During the twelve-month period following the date hereof, we anticipate that we will not generate any revenues. As such, we will be required to obtain additional financing in order to complete our planned operations over the next twelve months plus the costs of phase three of our exploration program (at an estimated cost of $94,000) and any additional exploration of our optioned mineral claims to determine whether any mineral deposit exists on these claims.

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

Results of Operations

The following sets table sets out our expenses and net losses for the periods indicated:
	Year Ended August 31, 2008	Year Ended August 31, 2007	For the Period from Inception (May 3, 2006) to August 31, 2008
	(Audited)	(Audited)	(Audited)
Expenses
Management services	$ 13,945	$ 37,854	$ 53,299
Mineral property costs	1,505	19,909	30,414
Office and general	8,511	8,291	18,471
Professional fees	72,250	64,414	144,191
Shareholder relations	1,500	1,216	2,716

Net loss before other items	(97,711)	(131,684)	(249,091)

Interest income	737	4,187	4,924

Net loss	(96,974)	(127,497)	(244,167)

Results of Operations for the Years Ended August 31, 2008 and 2007

Revenues

We had no operating revenues since our inception (May 3, 2006) to August 31, 2008. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our expenses in the year ended August 31, 2008 decreased to $97,711 from $131,684 in the year ended August 31, 2007, primarily as a result of decrease in management services costs and mineral property exploration costs. Our largest expenses during these periods consisted of the following:

  Management Services: Our management services costs were $13,945 during the year ended August 31, 2008 as compared to $37,854 during the year ended August 31, 2007.

  Mineral Property Costs: In the year ended August 31, 2008, we incurred mineral property costs of $1,505, compared to mineral property costs of $19,909 during the year ended August 31, 2007. We expense our mineral property costs as they are incurred.

  Professional Fees: In the year ended August 31, 2008, we incurred professional fees of $72,250, compared to professional fees of $64,414 during the year ended August 31, 2007.

Net Loss

Our net loss for the year ended August 31, 2008 was $96,974, compared to $127,497 for the year ended August 31, 2007.

Liquidity and Capital Resources

We had cash of $76,192 and working capital of $34,302 at August 31, 2008.

We estimate that our total expenditures over the next twelve months will be approximately $95,000 to $98,000, as outlined above under the heading "Plan of Operations". This estimate does not take into account estimated expenditures with respect to phase three of our exploration program, as this phase is contingent on the results of phase two as well as our receipt of sufficient financing. If we were to complete phase three during the next twelve months, our total estimated expenditures for the next twelve months would be approximately $189,000 to $192,000.

At the present time, we have insufficient cash to proceed with phase two of our recommended work program while paying our ongoing general expenses, and we will be required to obtain additional financing to proceed with phase two and phase three of the recommended work program, as these expenditures will exceed our current cash reserves.

Cash Used in Operating Activities

Cash used in operating activities was $60,919 during the year ended August 31, 2008, as compared to $119,933 during the year ended August 31, 2007. Cash used in operating activities from our inception on May 3, 2006 to August 31, 2008 was $198,899.

Cash Used in Investing Activities

Cash used in investing activities was $4,177 during the year ended August 31, 2008 (interest in mineral properties) and $932 for the year ended August 31, 2007 (purchase of equipment).

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception on May 3, 2006 to August 31, 2008, we raised a total of approximately $280,200 from private offerings of our securities. During the year ended August 31, 2008, no net cash was provided by financing activities from sale of our securities (as compared to $5,000 from the sale of securities during year ended August 31, 2007). This cash was provided from the receipt of funds with respect to subscriptions for shares of our common stock.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the prospect lease and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report on our audited financial statements for the year ended August 31, 2008 that they have substantial doubt we will be able to continue as a going concern.

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

Pursuant to EITF 04-2, the Company classifies its mineral rights as tangible assets and accordingly acquisition costs are capitalized as mineral property costs. Generally accepted accounting principles require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company is to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Mineral exploration costs are expensed as incurred until commercially mineable deposits are determined to exist within a particular property. To date the Company has not established any proven or probable reserves.

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of August 31, 2008, any potential costs related to the retirement of the Company's mineral property interests have not yet been determined.

Foreign Currency Translation

The Company's financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company on September 1, 2007.

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

In January 2008, Staff Accounting Bulletin ("SAB") 110, "Share-Based Payment" was issued.  Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, "Share-Based Payment". The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.            FINANCIAL STATEMENTS

RUBY CREEK RESOURCES INC.
(An Exploration Stage Company)

FINANCIAL STATEMENTS

AUGUST 31, 2008

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Stockholders' Equity

Statements of Cash Flows

Notes to the Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Ruby Creek Resources Inc.

We have audited the accompanying balance sheets of Ruby Creek Resources Inc. (an exploration stage company) as of August 31, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for the years ended August 31, 2008 and 2007 and the period from May 3, 2006 (inception) through August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, and assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Ruby Creek Resources Inc. as of August 31, 2008 and 2007 and the results of its operations and its cash flows for the years ended August 31, 2008 and 2007 and the period from May 3, 2006 (inception) through August 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DMCL"

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
November 5, 2008

Ruby Creek Resources Inc.

(An Exploration Stage Company)

Balance Sheets

	August 31, 2008 $	August 31, 2007 $

ASSETS

Current Assets
Cash (Note 2)	76,192	141,288
GST receivable	4,813	6,824

	81,005	148,112

Equipment, net of depreciation of $378 (2007: $140)	554	792
Interest in mineral properties (Note 3)	4,177	-

	85,736	148,904

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	46,590	12,784
Due to related parties (Note 4)	113	113

	46,703	12,897

Stockholders' Equity

Common stock, unlimited number of shares authorized, no par value 8,337,001 (2007 - 8,337,001) shares issued and outstanding (Note 5)	280,200	280,200

Donated capital (Note 4)	3,000	3,000

Deficit accumulated during the exploration stage	(244,167)	(147,193)

	39,033	136,007

	85,736	148,904

Going Concern (Note 1)

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Statements of Operations

	For the Year Ended August 31, 2008 $	For the Year Ended August 31, 2007 $	For the Period from May 3, 2006 (Inception) to August 31, 2008 $

Expenses
Management services (Note 4)	13,945	37,854	53,299
Mineral property exploration costs (Note 3)	1,505	19,909	30,414
Office and general (Note 4)	8,511	8,291	18,471
Professional fees	72,250	64,414	144,191
Shareholder relations	1,500	1,216	2,716

Total expenses	97,711	131,684	249,091

Loss before other items	(97,711)	(131,684)	(249,091)

Interest income	737	4,187	4,924

Net loss	(96,974)	(127,497)	(244,167)

Net loss per share - basic and diluted	(0.01)	(0.02)

Weighted average number of common shares outstanding - basic and diluted	8,337,001	8,337,001

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.

(An Exploration Stage Company)

Statement of Stockholders' Equity

From May 3, 2006 (Date of Inception) to August 31, 2008

				Deficit
				Accumulated
			Common	During the
	Common Stock		Stock	Exploration	Donated
	Shares	Amount	Subscriptions	Stage	Capital	Total
		$	$	$	$	$

Balance - May 3, 2006 (Date of Inception)	1	-	-	-	-	-

Issuance of common shares for cash at $0.01 per share	4,500,000	45,000	-	-	-	45,000

Issuance of common shares for cash at $0.05 per share	2,970,000	148,500	-	-	-	148,500

Issuance of common shares for cash at $0.10 per share	867,000	86,700	(5,000)	-	-	81,700

Donated rent and management services	-	-	-	-	3,000	3,000

Net loss	-	-	-	(19,696)	-	(19,696)

Balance - August 31, 2006	8,337,001	280,200	(5,000)	(19,696)	3,000	258,504

Cash received for stock subscription	-	-	5,000	-	-	5,000

Net loss	-	-	-	(127,497)	-	(127,497)

Balance - August 31, 2007	8,337,001	280,200	-	(147,193)	3,000	136,007

Net loss	-	-	-	(96,974)	-	(96,974)

Balance - August 31, 2008	8,337,001	280,200	-	(244,167)	3,000	39,033

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows

	For the Year Ended August 31, 2008 $	For the Year Ended August 31, 2007 $	For the Period from May 3, 2006 (Inception) to August 31, 2008 $

Cash flows from operating activities:

Net loss	(96,974)	(127,497)	(244,167)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	238	140	378
Donated rent	-	-	1,500
Donated services	-	-	1,500

Net changes in non-cash working capital items:
GST receivable	2,011	(6,766)	(4,813)
Prepaid expenses	-	10,000	-
Accounts payable and accrued liabilities	33,806	4,190	46,590
Due to related parties	-	-	113

Net cash flows used in operating activities	(60,919)	(119,933)	(198,899)

Cash flows from investing activities
Purchase of equipment	-	(932)	(932)
Interest in Mineral Properties	(4,177)	-	(4,177)

Net cash flows used in investing activities	(4,177)	(932)	(5,109)

Cash flows from financing activities
Share subscriptions received	-	5,000	280,200

Net cash flows from financing activities	-	5,000	280,200

Net increase (decrease) in cash and cash equivalents	(65,096)	(115,865)	76,192

Cash - beginning	141,288	257,153	-

Cash - ending	76,192	141,288	76,192

Supplemental disclosure with respect to cash flows:

Interest paid	-	-	-
Income taxes paid	-	-	-

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

The Company filed a Form S-4 on August 20, 2008 with the proposed plan of action to be a continuation of the Company from British Columbia, Canada to Nevada, USA. Such a move will allow the Company to qualify as a US domestic issuer. The S-4 filing is subject to SEC review and approval.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company is in the exploration stage and has not generated revenues since inception. The Company has incurred significant losses to date and further losses are anticipated raising substantial doubt about the ability of the Company to continue operating as a going concern. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves on its resource properties and ultimately on the attainment of future profitable operations. The Company is currently negotiating with three shareholders and new investors on private equity and/or convertible debt financing which would provide sufficient working capital to finance the company's operations for the next twelve months. As at August 31, 2008, the Company has accumulated losses of $244,167 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.     Summary of Significant Accounting Policies

a)   Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is August 31.

b)   Equipment

Equipment is recorded at cost and amortization is calculated at the annual rate of 30% on a declining balance, which is intended to amortize the cost over the estimated useful life of the assets.

c)   Use of Estimates

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

d)   Basic and Diluted Net Loss Per Share

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

2.     Summary of Significant Accounting Policies (continued)

e)   Cash and Cash Equivalents

Cash and cash equivalents consists of cash in bank and highly liquid investments which are readily convertible into cash with maturities of three months or less when purchased.

f)   Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2008, the Company has no items that are included in comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)   Mineral Property Costs

The Company has been in the exploration stage since its formation on May 3, 2006 and has not realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mineral resources.

Pursuant to EITF 04-2, the Company classifies its mineral rights as tangible assets and accordingly acquisition costs are capitalized as mineral property costs. Generally accepted accounting principles require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company is to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Mineral exploration costs are expensed as incurred until commercially mineable deposits are determined to exist within a particular property. To date the Company has not established any proven or probable reserves.

The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of August 31, 2008, any potential costs related to the retirement of the Company's mineral property interests have not yet been determined.

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

2.     Summary of Significant Accounting Policies (continued)

j)   Income Taxes (continued)

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company on September 1, 2007.

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

In January 2008, Staff Accounting Bulletin ("SAB") 110, "Share-Based Payment" was issued.  Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, "Share-Based Payment". The adoption of SAB 110 should have no effect on the financial position and results of operations of the Company.

2.     Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations.

3.     Mineral Properties

Pursuant to an agreement dated July 15, 2006, as amended on July 9, 2008, the Company has acquired an option to earn a 100% interest in the Moore Creek Property (the "Property") located in the Iskut River region, British Columbia, Canada in exchange for cash payments totalling CDN$100,000 over 4 years, payable as follows:

(a)      $2,500 on October 15, 2006 (paid);

(b)      $2,000 on April 15, 2008 (paid);

(c)      $1,500 on September 30, 2008 (paid subsequently);

(d)      $6,500 on March 1, 2009;

(e)      $3,000 on June 30, 2009;

(f)      $12,000 on July 31, 2009;

(g)      $20,000 on November 30, 2009; and

(h)      $52,500 on November 30, 2010.

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

During the year ended August 31, 2008 the Company expensed $1,505 (2007 - $19,909) in exploration costs.

4.     Related Party Transactions

At August 31, 2008, the Company owed a director $113 (2007 - $113). These funds are unsecured, do not bear interest and have no fixed terms of repayment.

The President, another director and a company with a director in common with the Company provided management and geological services and office premises to the Company. As a result, during the year ended August 31, 2008, management services of $6,973, geological services of $1,505 and rent of $4,687 were recorded. In addition, management services of $6,973 were provided by a significant shareholder.

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

6.     Income Taxes

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate to income before income taxes. The difference results from the following items:

	2008	2007
Net loss before income taxes	$(96,974)	$(127,497)
Statutory tax rate	31%	34.1%

Expected tax expense (recovery)	(30,062)	(43,476)
Unrecognized items for tax purposes	540	6,837
Increase in valuation allowance	29,522	36,639

Income tax provision	$-	$-

As of August 31, 2008, the Company has net operating loss carry-forwards amounting to approximately $212,000 which may be available to reduce future year's taxable income. These carry-forwards will expire, if not utilized, commencing in 2026. Management believes that the realization of the benefits from this deferred tax assets appears uncertain due to the Company's limited operating history and continuing losses. Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

The Company's tax-effected deferred income tax assets are estimated as follows:

	2008	2007
Potential future income tax assets
Non-capital losses available	$ 65,716	$ 39,814
Equipment	289	318
Interest in mineral properties	10,723	9,858
Other capital pools	430	473
Less: valuation allowance	(77,158)	(50,463)

Net deferred income tax asset	$ -	$ -

The company has uncertain tax positions for which the possible liability for penalties and interest is not currently reliably estimable by management.  Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

As the company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability.

Inherent uncertainties arise over tax positions taken, or expected to be taken, with respect to transfer pricing, financing charges, fees, related party transactions, tax credits, tax based incentives and stock based transactions. Management has not recognized any tax benefits related to these uncertainties.

Disclosure concerning certain carry-forward tax pools, temporary and permanent timing differences in tax basis versus reported amounts may be impacted by assessing practices and tax code regulations when income tax returns are filed up to date. As a 100% valuation allowance has been provided against deferred tax assets reported in these financial statements, there would be no significant net impact to the current and deferred income tax disclosures or reconciliations reported.

ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our principal independent accountants.

ITEM 9A(T).     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to certain material weaknesses in our internal control over financial reporting as discussed below.

Internal Control Over Financial Reporting

Management of Ruby Creek Resources Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Ruby Creek Resources Inc.'s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Ruby Creek Resources Inc.'s management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are disclosed below.

Lack of Appropriate Independent Oversight.  The Board of Directors has not provided an appropriate level of oversight of the Company's financial reporting and procedures for internal control over financial reporting, including appropriate authorization of transactions.  Throughout the fiscal year ended August 31, 2008, the Company engaged in a number of related party transactions in which the individual who authorizes the transactions for either party is common to both parties.  There are, at present, no independent Directors who could provide an appropriate level of oversight, including challenging management's accounting for and reporting of the transactions.

Lack of Segregation of Duties. We lack segregation of duties in the period-end financial reporting process.  The Company has historically had limited accounting and minimal operating revenue and, as such, all accounting and financial reporting operations have been and are currently performed by one individual who works for the Company on a consulting basis.  The consultant is the only individual with any significant knowledge of generally accepted accounting principles.  The consultant is also the only individual in charge of the general ledger (including the preparation of routine and non-routine journal entries), the preparation of accounting reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including footnote disclosures) in accordance with generally accepted accounting principles.  In addition, the lack of additional staff with significant knowledge of generally accepted accounting principles has resulted in ineffective oversight and monitoring of the work performed by the Company's financial consultant.

As a result of the material weaknesses in internal control over financial reporting described above, Ruby Creek Resources Inc.'s management has concluded that, as of August 31, 2008, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

Ruby Creek Resources Inc. is currently attempting to remediate the Lack of Adequate Independent Oversight (as described above) by searching for and recruiting qualified individuals to sit as independent board members whose mandate is to oversee management. The Company is not in a financial position to effectively remediate the Lack of Segregation of Duties at this time, however, improvements to Independent Oversight will challenge management to justify the information produced for the period-end financial reporting process.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

Not applicable.

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

The Company's present officers and directors are as follows.

Name of Director	Age	Positions
Brian Roberts	64	President, Chief Executive Officer, Principal Executive Officer and a director
Ian Foreman	41	Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director
Wayne Waters	69	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended August 31, 2008 all such filing requirements applicable to our officers and directors were complied with.

ITEM 11.          EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following table sets forth the compensation paid to our executive officers during the following fiscal years:

Summary Compensation Table

Name and Principal Position	Year Ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Brian Roberts President(1)	2008	6,973	Nil	Nil	Nil	Nil	Nil	Nil	6,973
	2007	19,832	Nil	Nil	Nil	Nil	Nil	Nil	19,832
	2006	1,500	Nil	Nil	Nil	Nil	Nil	Nil	1,500
Ian Foreman, CFO(2)	2008	Nil	Nil	Nil	Nil	Nil	Nil	1,505(3)	1,505(3)
	2007	Nil	Nil	Nil	Nil	Nil	Nil	1,379(3)	1,379(3)
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)   Mr. Roberts was appointed President and CEO of our Company in May 2006.

(2)   Mr. Foreman was appointed CFO of our Company in September 2006.

(3)   Our company paid $1,505 during the year ended August 2008 and $1,379 during the year ended August 31, 2007 to Foremost Geological Consulting, of which Ian Foreman is the principal, as payment for certain geological consulting work rendered by that entity. Mr. Foreman has not received any compensation for serving as an executive officer of our company.

Outstanding Equity Awards

We do not have any form of stock option or equity incentive plan. As such, there were no outstanding equity awards at the end of our fiscal year ended August 31, 2008.

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

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of November 24, 2008 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

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

(2)   Based on 8,337,001 shares of our common stock issued and outstanding as of November 24, 2008.

(3)   Includes 20,000 shares owned by Shayne May, husband of Shannon May.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles, the operation of which may at any subsequent date result in a change in control of the Company.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as described below or in Item 11 above, none of the following parties has, in the last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

Mr. Roberts provided office premises to the Company during the year ended August 31, 2008 and 2007. As a result, during the year ended August 31, 2007, rent of $4,687 was recorded (2007 - $4,375).

As at August 31, 2008, the Company was indebted to Mr. Roberts for $113 (2007 - $113.). The amount due is non-interest bearing, unsecured and due on demand.

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

During the year ended August 31, 2008, the Company incurred $6,973 in management fees to Mr. Shenton, our office manager.

Shannon May

On August 31, 2006, Shannon May acquired 1,500,000 shares of our common stock at a price of $0.01 per share. Ms. May paid a total purchase price of $15,000 for these shares.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended August 31, 2008 and 2007. Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended August 31, 2008	Year Ended August 31, 2007
Audit Fees	$10,000	$8,500
Audit-Related Fees	10,250	7,250
Tax Fees	1,600	Nil
All Other Fees	Nil	Nil
Total	$21,850	$15,750

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the review of the financial statements included in each of our quarterly reports and are not described in the preceding category.

Tax Fees

Tax fees are billed by our independent auditors for tax compliance services provided.

All Other Fees

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

Policy on Pre-Approval of Services Performed by Independent Auditors

It is our audit committee's policy to pre-approve all audit and permissible non-audit services performed by the independent auditors. We approved all services that our independent accountants provided to us in the past two fiscal years.

ITEM 15.          EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
10.1	Mineral Claims Option Agreement between Ruby Creek Resources Inc. and Carl von Einsiedel, dated July 15, 2006, as amended August 15, 2006 (1)
10.2	July 9, 2008 Amendment to Mineral Claims Option Agreement between Ruby Creek Resources Inc. and Carl von Einsiedel (filed herewith)
31.1	Certification of Chief Executive Officer (filed herewith)
31.2	Certification of Chief Financial Officer (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(1)   Filed as an exhibit to the Company's Registration Statement on Form SB-2, as filed with the SEC on November 7, 2006, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY CREEK RESOURCES INC.

By:         "Brian Roberts"
               Brian Roberts
               President, Chief Executive Officer, Principal Executive
               Officer and a director
               Date: November 25, 2008

By:         "Ian Foreman"
               Ian Foreman
               Secretary, Treasurer, Chief Financial Officer and Principal
               Accounting Officer
               Date: November 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:         "Brian Roberts"
               Brian Roberts
               President, Chief Executive Officer, Principal Executive
               Officer and a director
               Date: November 25, 2008

By:         "Ian Foreman"
               Ian Foreman
               Secretary, Treasurer, Chief Financial Officer and Principal
               Accounting Officer
               Date: November 25, 2008

By:         "Wayne Waters"
               Wayne Waters
               A director
               Date: November 25, 2008

__________