Form 10-Q
period 2008-11-30
Ruby Creek Resources Inc
filed 2009-01-13
CIK 1379810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2008

☐           Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-52354

RUBY CREEK RESOURCES INC.
(Name of registrant as specified in its charter)

British Columbia, Canada	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 400, 409 Granville Street, Vancouver, British Columbia, Canada	V6C 1T2
(Address of principal executive offices)	(Zip Code)

(604) 633-9768
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (do not check is smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,337,001 shares of common stock as of January 12, 2009.

__________

RUBY CREEK RESOURCES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended November 30, 2008

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended November 30, 2008 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.               Financial Statements

The following unaudited interim financial statements of Ruby Creek Resources Inc. are included in this Quarterly Report on Form 10-Q:

Ruby Creek Resources Inc.
(An Exploration Stage Company)

November 30, 2008
(Unaudited)

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Balance Sheets

	November 30, 2008 $	August 31, 2008 $
	(Unaudited)
ASSETS

Current Assets
Cash	17,641	76,192
GST receivable	6,534	4,813

	24,175	81,005

Equipment, net	1,014	554
Interest in mineral properties (Note 2)	5,377	4,177

	30,566	85,736

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable and accrued liabilities	56,531	46,590
Due to related parties	113	113

	56,644	46,703

Stockholders' Equity

Common stock Authorized: unlimited number of shares, no par value
Issued and outstanding: 8,337,001 (August 31, 2008 - 8,337,001) shares	280,200	280,200

Donated capital	3,000	3,000

Deficit accumulated during the exploration stage	(309,278)	(244,167)

	(26,078)	39,033

	30,566	85,736

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three Month Period Ended November 30, 2008 $	Three Month Period Ended November 30, 2007 $	For the Period from May 3, 2006 (Inception) to November 30, 2008 $

Expenses
Management services	1,938	9,280	55,237
Mineral property exploration costs	800	1,505	31,214
Office and general	9,685	1,708	28,156
Professional fees	49,991	3,807	194,182
Property evaluation	2,172	-	2,172
Shareholder relations	525	150	3,241

Total expenses	65,111	16,450	314,202

Loss before other items	(65,111)	(16,450)	(314,202)

Interest income	-	-	4,924

Net loss	(65,111)	(16,450)	(309,278)

Net loss per share - basic and diluted	(0.01)	(0.01)

Weighted average number of common shares outstanding - basic and diluted	8,337,001	8,337,001

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Month Period Ended November 30, 2008 $	Three Month Period Ended November 30, 2007 $	For the Period from May 3, 2006 (Inception) to November 30, 2008 $

Cash flows from operating activities:

Net loss	(65,111)	(16,450)	(309,278)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	68	59	446
Donated rent	-	-	1,500
Donated services	-	-	1,500

Net changes in non-cash working capital items:
GST receivable	(1,721)	5,492	(6,534)
Accounts payable and accrued liabilities	9,941	(7,857)	56,531
Due to related parties	-	-	113

Net cash flows used in operating activities	(56,823)	(18,756)	(255,722)

Cash flows from investing activities
Purchase of equipment	(528)	-	(1,460)
Interest in mineral properties	(1,200)	-	(5,377)

Net cash flows used in investing activities	(1,728)	-	(6,837)

Cash flows from financing activities
Share subscriptions received	-	-	280,200

Net cash flows from financing activities	-	-	280,200

Net increase (decrease) in cash and cash equivalents	(58,551)	(18,756)	17,641

Cash - beginning	76,192	141,288	-

Cash - ending	17,641	122,532	17,641

Supplemental disclosure with respect to cash flows:
Cash paid for:

Interest	-	-	-
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements

1.     Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended August 31, 2008 included in the Company's annual report filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

2.     Mineral Properties

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

(c)     $1,500 on September 30, 2008 (paid)

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

During the three months ended November 30, 2008 the Company expensed $800 (2007 - $1,505) in exploration costs.

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

The following discussion of our plan of operations, results of operations and financial condition as at and for the comparative three month period ended November 30, 2008 should be read in conjunction with our unaudited interim financial statements and related notes for the comparative three month periods ended November 30, 2008 included in this quarterly report.

Overview

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

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired the option to acquire a 100% interest in eight mineral claims (the "More Creek properties") located in the Iskut River region of northern British Columbia, Canada, covering an area of approximately 2,919 hectares pursuant to an option agreement dated July 15, 2006 and amended on August 15, 2006 and further amended on July 9, 2008. Pursuant to this option agreement, we have the exclusive option to earn a 100% interest in and to these eight mineral claims, subject to a 2% net smelter return royalty payable to the optionor, in exchange for making cash payments totalling CDN$100,000 (US$85,682 based on the exchange rate of CDN$1.1671 : US$1.00 on January 6, 2009) to the optionor over a four-year period as follows: CDN$2,500 paid on October 15, 2006; CDN$2,000 paid on April 15, 2008; CDN$1,500 paid on September 30, 2008; CDN$6,500 payable on or before March 1, 2009, CDN$3,000 payable on or before June 30, 2009; CDN$12,000 payable on or before July 31, 2009; CDN$20,000 payable on or before November 30, 2009; and a final payment of CDN$52,500 payable on or before November 30, 2010.

Each of our optioned mineral claims is in good standing with the Province of British Columbia until July 10, 2009. The formal property owner, Mr. von Einsiedel's ownership in these mineral claims will expire on July 10, 2009. Mineral claims of this type may be extended either by completing sufficient work and filing a report on the work completed on the mineral property with the British Columbia Ministry of Energy and Mines, or by paying a filing fee in lieu of performing the exploration work.

In order to maintain the mineral claims in good standing after July 10, 2009, the Company (on behalf of the claim owner) must complete annual labour or exploration expenditures on the mineral claims and file confirmation of work with the applicable mining recording office of the Province of British Columbia. Currently, exploration work with a minimum value of CDN$11,676 for the property is required before the 10th of every July. If the Company does not complete this minimum amount of exploration work by July 10, 2009, the Company (on behalf of the claim owner) will be required to pay a fee in lieu of exploration work in the amount of CDN$4.00 per hectare, or approximately CDN$11,676 in total, to the Province of British Columbia. If the Company fails to make and file the work expenditures or, alternatively, make the appropriate payments to the Province of British Columbia in lieu of exploration expenditures, Mr. von Einsiedel will lose all interest the mineral claims that are the subject of our option.

Our optioned mineral claims presently do not have any proven mineral reserves. The property that is the subject of our mineral claim is undeveloped and does not contain any open-pit or underground mines. There is no plant or equipment located on the property that is the subject of the mineral claim.

Between July 15 and September 30, 2006, we retained Mr. von Einsiedel, a consulting geologist, to complete the initial stages of a work program consisting of Landsat 7 alteration imaging, compilation of all available geological data, preparation of detailed base topographic maps and a site examination to confirm the published technical information. The total cost of the work completed was CDN$10,290 (US$8,816 based on the exchange rate of US$1.00 : CDN$1.1671 on January 6, 2009).

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

We retained Mr. von Einsiedel to conduct the first phase of the recommended exploration program between June and October 2007. The cost of this exploration program was CDN$17,000 (US$14,566 based on the exchange rate of US$1.00 : CDN$1.1671 on January 6, 2009).The phase one work that was carried out involved several helicopter-supported, recon sampling traverses that were made to the More Creek property with the objective of identifying porphyry style copper - gold mineralization. Approximately 60% of the claim area now has at least widely spaced sample coverage. Considering the large size of porphyry type copper gold systems, the recon program completed at More Creek was designed to provide an indication as to whether or not a porphyry system exists on the subject property.

In addition to this phase one work, subsequent to the Company's filing of an Assessment Report with the British Columbia government in early 2008, new historic data was found (by way of an additional literature search) that covered the More Creek property. This data was from a large survey performed in 1990. The reason that it had not been previously found was that the assessment report for this survey was plotted in MapBC, a long distance from the More Creek property. The program was extensive and was covered in two separate assessment reports. The work covered all drainages and included several transects throughout the property. Soil, silt and float samples were collected. This data showed only several weak widespread anomalies which did not indicate the presence of a significant porphyry body. Of note is that this 1990 survey showed two float samples in the eastern drainage that graded 1900 and 530 ppb gold. These float samples were of quartz carbonate vein within grey sediments.

Mr. von Einsiedel provided the Company with a report on this phase one property work on July 2, 2008. This report concluded that the available data, which includes both the 2007 data and historical sampling data, identified several weakly anomalous sites but did not identify any strongly anomalous sites. Although much of the property is heavily overburden covered, the recon program should have been able to identify any large, near surface mineralized zones present within the areas sampled. The weakly anomalous sample results that were identified, although interesting, are too low to be indicative of "in situ" mineralization. In this report, Mr. von Einsiedel indicated that the origin of the gold bearing float samples within the eastern portion of the property will be a key aspect of any future exploration program. While any exploration team is on the property, it is recommended that the source of the three main areas with gold, copper and/or arsenic anomalies that were identified within the western portion of the property be investigated. An advantage for the next program is that there is now road access to near the southern boundary of the property as the Teck Cominco-Novagold road has been completed to within 1 kilometer of the property (therefore there will be no - or minimal - helicopter usage).

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

On July 10, 2008 we requested that Mr. von Einsiedel prepare a proposal to carry out the planned phase two work. We received the proposal from Mr. von Einsiedel on September 4, 2008, which recommended a program to concentrate on specific high-opportunity areas. To evaluate these areas, Mr. Von Einsiedel recommended that we complete a minimum 10-day field program with at least one geologist and an experienced prospector. He quoted a cost estimate of $21,800 (US$18,678 based on the exchange rate of US$1.00 : CDN$1.1671 on January 6, 2009), as follows:
Crew mobilization: Vancouver to Bob Quin Helicopter usage (allow minimum 4 hours) Crew wages Crew accommodation (on site fly camp) Assays (allow 100 samples) Report preparation	CDN$ 2,000.00 CDN 4,800.00 CDN 9,000.00 CDN 2,500.00 CDN 2,500.00 CDN 1,000.00

Total:	CDN $21,800.00

In the event that Mr. Von Einsiedel's personnel are allowed to use the new access road, the costs of the program could be reduced by as much as 25% as this would eliminate the requirement to utilize any helicopter time. If this is the case the estimated cost of the program, including the required cash in lieu payment would be CDN$18,500 (US$15,851 based on the exchange rate of US$1.00 : CDN$1.1671 on January 6, 2009).

Mr. von Einsiedel concluded that in the event that the phase two program is able to delineate a target area or areas that exhibit a co-incident geochemical and geophysical response, a next phase program consisting of detailed geochemical surveys and ground geophysical surveys would be warranted in a phase three program. He estimated the cost of this program to be approximately CDN$115,000 (US$98,534 based on the exchange rate of US$1.00 : CDN$1.1671 on January 6, 2009), but he did not provide a specific break-down of these costs.

In order to fulfill certain disclosure requirements in Canada, we requested George A. Nicholson, P. Geo., to prepare a technical report with respect to our optioned mineral properties in compliance with National Instrument 43-101 of the Canadian Securities Administrators, Standards of Disclosure for Mineral Projects ("NI 43-101"). Mr. Nicholson's report, dated November 27, 2008, concludes that the geological setting of the More Creek property is prospective for the occurrence of alkalic, porphyry style copper-gold mineralization. He reported that the results of the exploration work and geochemical sampling conducted by Ruby Creek and a previous operator have identified several areas which exhibit elevated copper, gold and/or arsenic levels in soil and/or rock samples that warrant additional exploration. Mr. Nicholson's technical report identifies the highest priority areas as "Copper Anomaly No. 2" located in the south central part of the More Creek property and "Gold Anomaly No. 2" located in the east central part of the More Creek property.

Mr. Nicholson's technical report recommends the same initial follow-up (phase two) exploration work program as set forth in Mr. Einsiedel's report as described above at the same estimated cost of CDN$21,800.

Contingent on the results of such initial follow-up exploration work, the Mr. Nicholson's technical report recommends follow-up exploration work (phase three) at an estimated cost of CDN$87,000 (US$74,543 based on the exchange rate of US$1.00 : CDN$1.1671 on January 6, 2009), which is less than Mr. Einsiedel's estimated cost for phase three follow-up exploration work of CDN$115,000. Mr. Nicholson's report provides the following estimated cost break down for such follow-up work:

Crew mobilization: Vancouver to Bob Quinn Helicopter usage (allow minimum 10 hours) Crew wages Crew accommodation (on site fly camp) Assays (allow 500 samples) Report preparation	CDN$4,000 CDN$12,000 CDN$36,000 CDN$12,500 CDN$12,500 CDN$10,000

Total:	CDN$87,000

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

  We intend to proceed with phase two of a recommended exploration program. At present we estimate that a phase two program would cost approximately CDN$18,500 to CDN$21,800 (US$15,851 to US$18,678 based on the exchange rate of US$1.00 : CDN$1.1671 on January 6, 2009). We plan to complete phase two in May 2009.

  Upon completion of phase two, our Board of Directors will make a determination whether to proceed with the third phase of the recommended work program, which is currently estimated to cost approximately CDN$87,000 to CDN$115,000 (US$74,543 to US$98,534 based on the exchange rate of US$1.00 : CDN$1.1671 on January 6, 2009).

  We anticipate spending approximately $20,000 for management and consulting services and $60,000 in ongoing general and administrative expenses for the next twelve months. Our general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, annual prospect lease fees, management fees and general office expenses.

As such, we estimate that our total expenditures over the next twelve months will be approximately $95,851 to $98,678. This estimate does not take into account estimated expenditures with respect to phase three of our exploration program, as this phase is contingent on the results of phase two and on our receipt of sufficient financing. If we were to complete phase two and three during the next twelve months, our total estimated expenditures for that period would be approximately $170,394 to $197,212.

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

Form S-4 filing

We are currently incorporated under the corporate laws of British Columbia, Canada. In August 2008, we filed a Form S-4 with the SEC in which we proposed changing our jurisdiction of incorporation from British Columbia to Nevada through a process known as a conversion under Nevada corporate law, and known as a continuation under Canadian corporate law (the "Continuation" or the "Conversion"). A continuation or conversion is a process by which a corporation which is not incorporated under the laws of Nevada may change its jurisdiction of incorporation to Nevada. Under the Nevada Revised Statutes, if the laws of its home jurisdiction allow for it, a company may be "converted" to a Nevada corporation by filing Articles of Conversion with the Nevada Secretary of State under the Nevada Revised Statutes. In order to give effect to the Continuation, our board of directors has adopted a plan of conversion (the "Plan of Conversion") and has recommended that stockholders approve and adopt this Plan of Conversion. After the completion of the Continuation, Ruby Creek will be a Nevada corporation governed by the Nevada Revised Statutes. We will continue to conduct the business in which we are currently engaged. The Continuation will not result in any material effect on our operations. The business and operations of Ruby Creek following the Continuation will be identical in most respects to our current business, except that we will no longer be subject to the corporate laws of British Columbia but will be subject to the Nevada Revised Statutes. Upon effectiveness of the Continuation, Ruby Creek (Nevada) will be liable for all the debts and obligations of Ruby Creek (BC), and the officers and directors of Ruby Creek (BC) will become the officers and directors of Ruby Creek (Nevada). The differences between the laws will not materially affect our business but will affect certain of rights of stockholders. The differences between the applicable laws of the two jurisdictions are discussed in greater detail under the section of our Form S-4 proxy statement/prospectus entitled "Comparative Rights of Stockholders".

In addition, we are proposing to change our authorized share capital from unlimited common shares without par value to 500,000,000 common shares with a par value of $0.001 per share (the "Change in Authorized Share Capital"). The purpose of this proposed Change in Authorized Share Capital is to comply with Nevada corporate law and practice, which we believe does not provide for unlimited authorized share capital. In response to SEC comments, we filed with the SEC an amended Form S-4 on October 9, 2008 and a further amended Form S-4 on December 3, 2008.

The SEC declared our Form S-4 registration statement effective on December 18, 2008. Proxy documentation was sent to all shareholders of our Company as of the record date of December 17, 2008 and the shareholder meeting which will consider the motion to continue our Company from British Columbia to Nevada and change our authorized share capital to 500,000,000 common shares with a par value of $0.001 per share, is scheduled for 10:00 a.m. on January 13, 2009 at our legal representative's offices at Suite #1500, 1055 West Georgia Street, Vancouver, BC, Canada.

Financial Condition

At November 30, 2008, we had cash of $17,641 and a negative working capital position of $32,469.

Accordingly, we have insufficient funds to enable us to complete the second phase of our exploration program (at an estimated cost of $15,851 to $18,678 ) and have insufficient funds to satisfy our on-going general and administrative expenses over the next twelve months (estimated at $80,000). During the twelve-month period following the date of this report, we anticipate that we will not generate any revenues. As such, we will be required to obtain additional financing in order to complete our planned operations over the next twelve months plus the costs of phase three of our exploration program of $74,543 to $98,534 and any additional exploration of our optioned mineral claims to determine whether any mineral deposit exists on these claims.

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

Results of Operations for the Three Month period ended November 30, 2008

Revenues

Other than minimal interest revenues earned from term deposits, we have had no operating revenues since our inception on May 3, 2006 to November 30, 2008. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses for the three month periods ended November 30, 2008 and 2007, as well as the total of these expenses since our inception on May 3, 2006, are summarized below:

	Three Month Period Ended November 30, 2008 $	Three Month Period Ended November 30, 2007 $	For the Period from May 3, 2006 (Inception) to November 30, 2008 $

Expenses
Management services	1,938	9,280	55,237
Mineral property costs	800	1,505	31,214
Office and general	9,685	1,708	28,156
Professional fees	49,991	3,807	194,182
Property Evaluation	2,172	-	2,172
Shareholder relations	525	150	3,241

Total expenses	65,111	16,450	314,202

Expenses for the three month period ended November 30, 2008 totalled $65,111 and were primarily comprised of professional fees (audit and legal costs) which totalled $49,991. These costs included year end Form 10-K preparation and filing as well as filing expenses related to the Form S-4 filing with the SEC. The expenses for professional fees for the comparable period in 2007 were $3,807. Management services costs were $1,938 in the current three month period and $9,280 in the 2007 comparable period. Office and general expenses (consisting primarily of office rent and telecommunication costs) were $9,685 during the current three month period as compared to $1,708 in the prior year period.

Net Loss

We had a net loss of $65,111 in the three months ended November 30, 2008 as compared to a net loss of $16,450 in the comparable 2007 three month period. Losses increased primarily as a result of an increase in professional fees between the two periods.

Liquidity and Capital Resources

We had cash of $17,641 and a negative working capital position of $32,469 at November 30, 2008.

We estimate that our total expenditures over the next twelve months will be approximately $95,851 to $98,678, as outlined above under the heading "Plan of Operations". This estimate does not take into account estimated expenditures with respect to phase three of our exploration program, as this phase is contingent on the results of phase two and on our receipt of sufficient financing. If we were to complete phase two and three during the next twelve months, our total estimated expenditures for that period would be approximately $170,394 to $197, 212. At the present time, we have insufficient cash to proceed with phase two of our recommended work program, and we will be required to obtain additional financing to proceed with phase two and phase three of the recommended work program, as these expenditures will exceed our current cash reserves.

Cash from Operating Activities

Cash used in operating activities was $56,823 during the three month period ended November 30, 2008, as compared to $18,756 during the three month period ended November 30, 2007. Cash used in operating activities from our inception on May 3, 2006 to November 30, 2008 was $255,722.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception on May 3, 2006 to November 30, 2008, we raised a total of approximately $280,200 from private offerings of our securities. During the three months ended November 30, 2008, no net cash was provided by financing activities from sale of our securities. We had expenditures of $1,728 for purchase of office equipment and a payment for our mineral property interest.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the prospect lease and our venture will fail.

Going Concern

We are in the exploration stage and have not generated revenues since inception. We have incurred significant losses to date and further losses are anticipated raising substantial doubt about the ability of our Company to continue operating as a going concern. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves on its resource properties and ultimately on the attainment of future profitable operations.  We are currently negotiating with three shareholders and new investors on private equity and/or convertible debt financing which would provide sufficient working capital to finance our operations for the next twelve months. As at November 30, 2008, we had accumulated losses of $309,278 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Mineral Property Costs

Pursuant to EITF 04-2, we classified our mineral rights as tangible assets and accordingly acquisition costs are capitalized as mineral property costs.  Generally accepted accounting principles require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In performing the review for recoverability, we are to estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.  Mineral exploration costs are expensed as incurred until commercially mineable deposits are determined to exist within a particular property.  Accordingly, we have expensed all mineral exploration costs.

To date we have not established any proven or probable reserves on its mineral properties.

We have adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of November 30, 2008, any potential costs related to the retirement of our mineral property interests have not yet been determined.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised) "Business Combinations". SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is in the process of evaluating the impact, if any, SFAS 141 (Revised) will have on our financial statements upon adoption.

In January 2008, Staff Accounting Bulletin ("SAB") 110, "Share-Based Payment" was issued.  Registrants may continue, under certain circumstances, to use the simplified method in developing estimates of the expected term of share options as initially allowed by SAB 107, "Share-Based Payment". The adoption of SAB 110 should have no effect on our financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity's liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, and will be adopted by our Company beginning in the first quarter of fiscal 2009. We do not expect there to be any significant impact of adopting SFAS 161 on its financial position, cash flows and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  We do not expect there to be any significant impact of adopting SFAS 162 on its financial position, cash flows and results of operations.

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

None.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Securities Holders

None.

Item 5.                Other Information

None.

Item 6.                Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

 Exhibit
Number

Description of Exhibit

3.1

Articles of Incorporation (1)

10.1

Mineral Claims Option Agreement between Ruby Creek Resources Inc. and Carl von Einsiedel, dated July 15, 2006, as amended August 15, 2006 (1)

10.2

July 9, 2008 Amendment to Mineral Claims Option Agreement between Ruby Creek Resources Inc. and Carl von Einsiedel (2)

31.1

Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer (filed herewith)

31.2

Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer (filed herewith)

32.1

18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith)

(1)   Incorporated by reference from our registration statement on Form SB-2, filed with the SEC on November 7, 2006.

(2)   Incorporated by reference from our annual report on Form 10-K, filed with the SEC on November 28, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY CREEK RESOURCES INC.

Per:       "Brian Roberts"

             Brian Roberts

             President, Chief Executive Officer, Principal Executive Officer and a director

             Date:  January 12, 2009

Per:       "Ian Foreman"

             Ian Foreman

             Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director

             Date:  January 12, 2009

__________