Form 10-Q/A
period 2008-11-30
Ruby Creek Resources Inc
filed 2009-04-06
CIK 1379810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

__________

RUBY CREEK RESOURCES INC.

Quarterly Report On Form 10-Q/A
(Amendment No. 1)
For The Quarterly Period Ended November 30, 2008

EXPLANATORY NOTE

This amendment on Form 10-Q/A (Amendment No. 1) amends our quarterly report on Form 10-Q for our fiscal quarter ended November 30, 2008, as filed with the Securities and Exchange Commission on January 13, 2009. This amendment is being filed to amend the disclosure set forth in Part I, Item 3, "Controls and Procedures".

FORWARD-LOOKING STATEMENTS

This Form 10-Q/A (Amendment No. 1) for the quarterly period ended November 30, 2008 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.               Financial Statements

The following unaudited interim financial statements of Ruby Creek Resources Inc. are included in this Quarterly Report on Form 10-Q/A (Amendment No. 1):

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

Item 3.               Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to certain material weaknesses in our internal control over financial reporting.

Internal Control Over Financial Reporting

As previously disclosed in our annual report on Form 10-K for our fiscal year ended August 31, 2008, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  As a result of this assessment, our management identified material weaknesses in internal control over financial reporting as of August 31, 2008, specifically:

  Lack of Appropriate Independent Oversight.  The Board of Directors has not provided an appropriate level of oversight of the Company's financial reporting and procedures for internal control over financial reporting, including appropriate authorization of transactions.  Throughout the fiscal year ended August 31, 2008, the Company engaged in a number of related party transactions in which the individual who authorized the transactions for either party was common to both parties.   As of August 31, 2008, and as at November 30, 2008, there were no independent Directors who could provide an appropriate level of oversight, including challenging management's accounting for and reporting of the transactions.

  Lack of Segregation of Duties.  Our management determined that, as of August 31, 2008, we lacked segregation of duties in the period-end financial reporting process.  The Company has historically had limited accounting and minimal operating revenue and, as such, all accounting and financial reporting operations have been performed by one individual who works for the Company on a consulting basis.  As of August 31, 2008, the consultant was the only individual with any significant knowledge of generally accepted accounting principles.  The consultant was also the only individual in charge of the general ledger (including the preparation of routine and non-routine journal entries), the preparation of accounting reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including footnote disclosures) in accordance with generally accepted accounting principles.  In addition, management determined that as of August 31, 2008, the lack of additional staff with significant knowledge of generally accepted accounting principles resulted in ineffective oversight and monitoring of the work performed by the Company's financial consultant.

At the time of filing of this quarterly report, we are actively negotiating with a number of third parties regarding consenting to act as independent directors for our Company in order to mitigate lack of independent oversight.  It is our objective to add a minimum of two additional directors to our Board of Directors prior to the end of the third quarter of our 2009 fiscal year.  We believe that the likely costs related to the addition of new directors will not be material.

During the quarter ended November 30, 2008, we hired, on a fee basis,  an independent Certified General Accountant to prepare our general ledger and other financial records for reporting periods.  This individual was previously retained to assist in the preparation of our 2008 year end internal control analysis on an independent basis.  The fee costs for the financial record completion are estimated to be $1,500 per quarter.  The recruitment of an independent Certified General Accountant to prepare our financial reporting records has now segregated the duties of actual cash control from the financial statement preparation.  As a result, the consultant (who was previously the only individual with any significant knowledge of generally accepted accounting principles as discussed above), is no longer the only individual with any significant knowledge of generally accepted accounting principles and is also no longer the only  individual in charge of activities with the general ledger (including the preparation of routine and non-routine journal entries), the preparation of accounting reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including footnote disclosures) in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

As discussed above, during the quarter ended November 30, 2008, we recruited an independent Certified General Accountant to offset concerns regarding lack of Segregation of Duties.  Otherwise, there have been no other changes in our internal control over financial reporting during the fiscal quarter ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Securities Holders

None.

Item 5.                Other Information

None.

Item 6.                Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q/A (Amendment No. 1):

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

Date:  April 6, 2009

Per:       "Ian Foreman"

Ian Foreman

Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director

Date:  April 6, 2009

__________