Form 10-Q
period 2009-02-28
Ruby Creek Resources Inc
filed 2009-04-14
CIK 1379810

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2009

☐          Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____

Commission File Number: 000-52354

RUBY CREEK RESOURCES INC.
(Name of registrant as specified in its charter)

Nevada	26-4329046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 400, 409 Granville Street Vancouver, British Columbia, Canada	V6C 1T2
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 8,337,001 shares of common stock as of April 13, 2009.

__________

RUBY CREEK RESOURCES INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended February 28, 2009

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended February 28, 2009 contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC. These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

__________

PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

The following unaudited interim financial statements of Ruby Creek Resources Inc. are included in this Quarterly Report on Form 10-Q:

Ruby Creek Resources Inc.
(An Exploration Stage Company)

February 28, 2009
(Unaudited)

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Balance Sheets

	February 28, 2009 $	August 31, 2008 $
	(Unaudited)
ASSETS

Current Assets
Cash	9,848	76,192
GST receivable	1,682	4,813

	11,530	81,005

Equipment, net	946	554
Interest in mineral properties (Note 2)	6,608	4,177

	19,084	85,736

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

Accounts payable	82,120	46,590
Due to related parties	113	113

	82,233	46,703

Stockholders' Equity

Common stock (Note 3) Authorized: 500,000,000 number of shares, par value $0.001
Issued and outstanding: 8,337,001 (August 31, 2008 - 8,337,001) shares	8,337	8,337
Additional paid in capital	271,863	271,863
Donated capital	3,000	3,000

Deficit accumulated during the exploration stage	(346,349)	(244,167)

	(63,149)	39,033

	19,084	85,736

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)
	Three Month Period Ended February 28, 2009 $	Three Month Period Ended February 29, 2008 $	Six Month Period Ended February 28, 2009 $	Six Month Period Ended February 29, 2008 $	For the Period from May 3, 2006 (Inception) to February 28, 2009 $

Expenses
Management services (Note 4)	-	-	1,938	9,280	55,237
Mineral property costs (recovery) (Note 3)	(3,097)	-	(2,297)	1,505	28,117
Office and general (Note 4)	6,187	1,664	15,872	3,372	34,343
Professional fees	33,231	13,041	83,222	16,848	227,413
Property evaluation	-	-	2,172	-	2,172
Shareholder relations	750	100	1,275	250	3,991

Total expenses	37,071	14,805	102,182	31,255	351,273

Net loss before other items	(37,071)	(14,805)	(102,182)	(31,255)	(351,273)

Interest income	-	200	-	200	4,924

Net loss	(37,071)	(14,605)	(102,182)	(31,055)	(346,349)

Net loss per share - basic and diluted	(0.00)	(0.00)	(0.01)	(0.00)

Weighted average number of common shares outstanding - basic and diluted	8,337,001	8,337,001	8,337,001	8,337,001

The accompanying notes are an integral part of these financial statements.

Ruby Creek Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)
	Six Month Period Ended February 28, 2009 $	Six Month Period Ended February 29, 2008 $	For the Period from May 3, 2006 (Inception) to February 28, 2009 $
Cash flows from operating activities:

Net loss	(102,182)	(31,055)	(346,349)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	136	119	514
Donated rent	-	-	1,500
Donated services	-	-	1,500

Net changes in non-cash working capital items:
GST receivable	3,131	4,786	(1,682)
Accounts payable and accrued liabilities	35,530	(9,385)	82,120
Due to related parties	-	-	113

Net cash flows used in operating activities	(63,385)	(35,535)	(262,284)

Cash flows from investing activities
Purchase of equipment	(528)	-	(1,460)
Interest in mineral properties	(2,431)	-	(6,608)

Net cash flows used in investing activities	(2,959)	-	(8,068)

Cash flows from financing activities
Share subscriptions received	-	-	280,200

Net cash flows from financing activities	-	-	280,200

Net increase (decrease) in cash and cash equivalents	(66,344)	(35,535)	9,848

Cash - beginning	76,192	141,288	-

Cash - ending	9,848	105,753	9,848

Supplemental disclosure with respect to cash flows:
Cash paid for:

Interest	-	-	-
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

1.     Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended August 31, 2008 included in the Company's annual report filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

2.       Mineral Properties

Pursuant to an agreement dated July 15, 2006, as amended on July 9, 2008 and February 18, 2009, the Company has acquired an option to earn a 100% interest in the Moore Creek Property (the "Property") located in the Iskut River region, British Columbia, Canada in exchange for cash payments totalling CDN$100,000 over 4 years, payable as follows:

(a)   CDN$2,500 on October 15, 2006 (paid);

(b)   CDN$2,000 on April 15, 2008 (paid);

(c)   CDN$1,500 on September 30, 2008 (paid)

(d)   CDN$6,500 on May 31, 2009;

(e)   CDN$3,000 on August 31, 2009;

(f)   CDN$12,000 on October 31, 2009;

(g)   CDN$20,000 on March 31, 2010; and

(h)   CDN$52,500 on November 30, 2010.

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

During the six months ended February 28, 2009 the Company expensed $2,852 (2008 - $1,505) in exploration costs and received $5,149 (2008 - Nil) from B.C. Mining Tax Credits for net mineral property costs (recovery) of $(2,297).

3.     Common Stock

Effective January 29, 2009, the Company changed its jurisdiction from the Province of British Columbia to the State of Nevada. Effective the same date, the Company's authorized capital was changed from an unlimited number of common shares without par value to 500,000,000 common shares with a par value of $0.001 per share. As a result, an amount of $271,863 has been reclassified out of common stock and into additional paid in capital.

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

As used in this quarterly report: (i) the terms "we", "us", "our" and the "Company" mean Ruby Creek Resources Inc.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Exchange Act" refers to the Securities Exchange Act of 1934, as amended; and (iv) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the comparative three and six month periods ended February 28, 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the comparative periods ended February 28, 2009 included in this quarterly report.

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

In August 2008, we filed a Form S-4 with the SEC in which we proposed changing our jurisdiction of incorporation from British Columbia to Nevada through a process known as a conversion under Nevada corporate law, and known as a continuation under Canadian corporate law (the "Continuation" or the "Conversion"). A continuation or conversion is a process by which a corporation which is not incorporated under the laws of Nevada may change its jurisdiction of incorporation to Nevada. Under the Nevada Revised Statutes, if the laws of its home jurisdiction allow for it, a company may be "converted" to a Nevada corporation by filing Articles of Conversion with the Nevada Secretary of State under the Nevada Revised Statutes. In order to give effect to the Continuation, our board of directors adopted a plan of conversion (the "Plan of Conversion") and recommended that stockholders approve and adopt this Plan of Conversion.

The SEC declared our Form S-4 registration statement effective on December 18, 2008. Proxy documentation was sent to all shareholders of our Company as of the record date of December 17, 2008 and the shareholder meeting which considered the motion to continue our Company from British Columbia to Nevada and change our authorized share capital to 500,000,000 common shares with a par value of $0.001 per share, was held on January 13, 2009. At the meeting, all issues were approved and we disclosed the Continuation and change of capital structure in our Form 8-K filed with the SEC on February 13, 2009.

As a result of the Continuation, Ruby Creek is now a Nevada corporation governed by the Nevada Revised Statutes. We continue to conduct the business in which we have been engaged. The Continuation will not have any material effect on our operations. The business and operations of Ruby Creek are identical in most respects to our business prior to the Continuation, except that we are no longer are subject to the corporate laws of British Columbia but are subject to the Nevada Revised Statutes. Ruby Creek (Nevada) is liable for all the debts and obligations of Ruby Creek (BC), and the officers and directors of Ruby Creek (BC) continue as the officers and directors of Ruby Creek (Nevada). The differences between the laws will not materially affect our business but will affect certain rights of stockholders. The differences between the applicable laws of the two jurisdictions were presented in greater detail under the section of our Form S-4 proxy statement/prospectus entitled "Comparative Rights of Stockholders".

In addition to the Continuation approval, our shareholders also authorized a change in our authorized share capital from unlimited common shares without par value to 500,000,000 common shares with a par value of $0.001 per share (the "Change in Authorized Share Capital"). The purpose of this proposed Change in Authorized Share Capital was to comply with Nevada corporate law and practice, which does not provide for unlimited authorized share capital.

As a component of our Continuation from British Columbia, the NASD on February 12, 2009 approved a change of the Company's OTC Bulletin Board trading symbol from "RBCYF" to "RBCY".

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

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired the option to acquire a 100% interest in eight mineral claims (the "More Creek properties") located in the Iskut River region of northern British Columbia, Canada, covering an area of approximately 2,919 hectares pursuant to an option agreement dated July 15, 2006 and amended on August 15, 2006 and further amended on February 18, 2009. Pursuant to this option agreement, we have the exclusive option to earn a 100% interest in and to these eight mineral claims, subject to a 2% net smelter return royalty payable to the optionor, in exchange for making cash payments totalling CDN$100,000 (US$81,887 based on the exchange rate of CDN$1.2212 : US$1.00 on April 13, 2009) to the optionor over a four-year period as follows: CDN$2,500 paid on October 15, 2006; CDN$2,000 paid on April 15, 2008; CDN$1,500 paid on September 30, 2008; CDN$6,500 payable on or before May 31, 2009, CDN$3,000 payable on or before August 31, 2009; CDN$12,000 payable on or before October 31, 2009; CDN$20,000 payable on or before March 31, 2010; and a final payment of CDN$52,500 payable on or before November 30, 2010.

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

Between July 15 and September 30, 2006, we retained Mr. von Einsiedel, a consulting geologist, to complete the initial stages of a work program consisting of Landsat 7 alteration imaging, compilation of all available geological data, preparation of detailed base topographic maps and a site examination to confirm the published technical information. The total cost of the work completed was CDN$10,290 (US$8,426 based on the exchange rate of US$1.00 : CDN$1.2212 on April 13, 2009).

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

We retained Mr. von Einsiedel to conduct the first phase of the recommended exploration program between June and October 2007. The cost of this exploration program was CDN$17,000 (US$13,921 based on the exchange rate of US$1.00 : CDN$1.2212 on April 13, 2009).The phase one work that was carried out involved several helicopter-supported, recon sampling traverses that were made to the More Creek property with the objective of identifying porphyry style copper - gold mineralization. Approximately 60% of the claim area now has at least widely spaced sample coverage. Considering the large size of porphyry type copper gold systems, the recon program completed at More Creek was designed to provide an indication as to whether or not a porphyry system exists on the subject property.

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

On July 10, 2008 we requested that Mr. von Einsiedel prepare a proposal to carry out the planned phase two work. We received the proposal from Mr. von Einsiedel on September 4, 2008, which recommended a program to concentrate on specific high-opportunity areas. To evaluate these areas, Mr. Von Einsiedel recommended that we complete a minimum 10-day field program with at least one geologist and an experienced prospector. He quoted a cost estimate of CDN$21,800 (US$17,851 based on the exchange rate of US$1.00 : CDN$1.2212 on April 13, 2009), as follows:

Crew mobilization: Vancouver to Bob Quin Helicopter usage (allow minimum 4 hours) Crew wages Crew accommodation (on site fly camp) Assays (allow 100 samples) Report preparation	CDN $2,000.00 CDN 4,800.00 CDN 9,000.00 CDN 2,500.00 CDN 2,500.00 CDN 1,000.00

Total:	CDN $21,800.00

In the event that Mr. Von Einsiedel's personnel are allowed to use the new access road, the costs of the program could be reduced by as much as 25% as this would eliminate the requirement to utilize any helicopter time. If this is the case, the estimated cost of the program, including the required cash in lieu payment would be CDN$18,500 (US$15,149 based on the exchange rate of US$1.00 : CDN$1.2212 on April 13, 2009).

Mr. von Einsiedel concluded that in the event that the phase two program is able to delineate a target area or areas that exhibit a co-incident geochemical and geophysical response, a next phase program consisting of detailed geochemical surveys and ground geophysical surveys would be warranted in a phase three program. He estimated the cost of this program to be approximately CDN$115,000 (US$94,170 based on the exchange rate of US$1.00 : CDN$1.2212 on April 13, 2009), but he did not provide a specific break-down of these costs.

In order to fulfill certain disclosure requirements in Canada, we requested George A. Nicholson, P. Geo., to prepare a technical report with respect to our optioned mineral properties in compliance with National Instrument 43-101 of the Canadian Securities Administrators, Standards of Disclosure for Mineral Projects ("NI 43-101"). Mr. Nicholson's report, dated November 27, 2008, concludes that the geological setting of the More Creek property is prospective for the occurrence of alkalic, porphyry style copper-gold mineralization. He reported that the results of the exploration work and geochemical sampling conducted by Ruby Creek and a previous operator have identified several areas which exhibit elevated copper, gold and/or arsenic levels in soil and/or rock samples that warrant additional exploration. Mr. Nicholson's technical report identifies the highest priority areas as "Copper Anomaly No. 2" located in the south central part of the More Creek property and "Gold Anomaly No. 2" located in the east central part of the More Creek property. We filed this report to the British Columbia Securities Commission on November 28, 2008, issued a news release on the same date and disclosed this filing by way of a Form 8-K filed with the SEC on December 3, 2008.

Mr. Nicholson's technical report recommends the same initial follow-up (phase two) exploration work program as set forth in Mr. Einsiedel's report as described above at the same estimated cost of CDN$21,800.

Contingent on the results of such initial follow-up exploration work, the Mr. Nicholson's technical report recommends follow-up exploration work (phase three) at an estimated cost of CDN$87,000 (US$71,241 based on the exchange rate of US$1.00 : CDN$1.2212 on April 13, 2009), which is less than Mr. Einsiedel's estimated cost for phase three follow-up exploration work of CDN$115,000. Mr. Nicholson's report provides the following estimated cost break down for such follow-up work:

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

  We intend to proceed with phase two of a recommended exploration program. At present we estimate that a phase two program would cost approximately CDN$18,500 to CDN$21,800 (US$15,149 to US$17,851 based on the exchange rate of US$1.00 : CDN$1.2212 on April 13, 2009). We plan to complete phase two in May 2009.

  Upon completion of phase two, our Board of Directors will make a determination whether to proceed with the third phase of the recommended work program, which is currently estimated to cost approximately CDN$87,000 to CDN$115,000 (US$71,241 to US$94,170 based on the exchange rate of US$1.00 : CDN$1.2212 on April 13, 2009).

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

As such, we estimate that our total expenditures over the next twelve months will be approximately $95,149 to $97,851. This estimate does not take into account estimated expenditures with respect to phase three of our exploration program, as this phase is contingent on the results of phase two and on our receipt of sufficient financing. If we were to complete phase two and three during the next twelve months, our total estimated expenditures for that period would be approximately $166,390 to $192,021.

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

Financial Condition

At February 28, 2009, we had cash of $9,848 and a negative working capital position of $70,703.

We estimate that our total expenditures over the next twelve months will be approximately $95,149 to $97,851, as outlined above under the heading "Plan of Operations". This estimate does not take into account estimated expenditures with respect to phase three of our exploration program, as this phase is contingent on the results of phase two and on our receipt of sufficient financing. If we were to complete phase two and three during the next twelve months, our total estimated expenditures for that period would be approximately $166,390 to $192,021.

At the present time, we have insufficient cash to proceed with phase two of our recommended work program, and we will be required to obtain additional financing to continue basic operations and to proceed with phase two and phase three of the recommended work program, as these expenditures exceed our current cash reserves.

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

Results of Operations for the Three and Six Month periods ended February 28, 2009

Revenues

We have had no operating revenues since our inception on May 3, 2006 through to February 28, 2009. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses for the three and month periods ended February 28, 2009 and February 29, 2008, as well as the total of these expenses since our inception on May 3, 2006, are summarized below:
	Three Month Period Ended February 28, 2009 $	Three Month Period Ended February 29, 2008 $	Six Month Period Ended February 28, 2009 $	Six Month Period Ended February 29, 2008 $	For the Period from May 3, 2006 (Inception) to February 28, 2009 $

Expenses
Management services	-	-	1,938	9,280	55,237
Mineral property costs (recovery)	(3,097)	-	(2,297)	1,505	28,117
Office and general	6,187	1,664	15,872	3,372	34,343
Professional fees	33,231	13,041	83,222	16,848	227,413
Property evaluation	-	-	2,172	-	2,172
Shareholder relations	750	100	1,275	250	3,991

Total expenses	37,071	14,805	102,182	31,255	351,273

Expenses for the three month period ended February 28, 2009 totalled $37,071 and were primarily comprised of professional fees (audit and legal costs) which totalled $33,231. These costs included year end Form 10-KSB preparation and filing as well as filing expenses related to Form 8-K, Form S-4 and Form S-1 filings with the SEC. The expenses for professional fees for the comparable period in 2008 were $13,041 out of total expenses of $14,805. Management services costs were nil in the current three month period and nil in the 2008 comparable period. Office and general expenses (consisting primarily of office rent and telecommunication costs) were $6,187 during the current three month period as compared to $1,664 in the prior year comparable period.

Expenses for the six month period ended February 28, 2009 totalled $102,182 and were primarily comprised of professional fees (audit and legal costs) which totalled $83,222. These costs included quarterly Forms 10-Q and Form 10-K preparation and filing as well as filing expenses related to Forms 8-K, S-4 and S-1 filings with the SEC. The expenses for professional fees for the comparable period in 2008 were $16,848 out of total expenses of $31,255. Management services costs were $1,938 in the current six month period and $9,280 in the 2008 comparable period. Office and general expenses (consisting primarily of office rent and telecommunication costs) were $15,872 during the current six month period as compared to $3,372 in the prior year comparable period.

Net Loss

We had a net loss of $37,071 in the three months ended February 28, 2009 as compared to a net loss of $14,605 in the comparable 2008 three month period. Losses increased primarily as a result of an increase in professional fees between the two periods.

We had a net loss of $102,182 in the six months ended February 28, 2009 as compared to a net loss of $31,055 in the comparable 2008 six month period. Losses increased primarily as a result of an increase in professional fees between the two periods. Our net loss from inception on May 3, 2006 until February 28, 2009 was $346,349.

Liquidity and Capital Resources

We had cash of $9,848 and a negative working capital position of $70,703 at February 28, 2009.

We estimate that our total expenditures over the next twelve months will be approximately $95,149 to $97,851, as outlined above under the heading "Plan of Operations". This estimate does not take into account estimated expenditures with respect to phase three of our exploration program, as this phase is contingent on the results of phase two and on our receipt of sufficient financing. If we were to complete phase two and three during the next twelve months, our total estimated expenditures for that period would be approximately $166,390 to $192,021. At the present time, we have insufficient cash to proceed with phase two of our recommended work program, and we will be required to obtain additional financing to continue basic operations and to proceed with phase two and phase three of the recommended work program, as these expenditures exceed our current cash reserves.

Cash Used in Operating Activities

Cash used in operating activities was $63,385 during the six month period ended February 28, 2009, as compared to $35,535 during the six month period ended February 29, 2008. Cash used in operating activities from our inception on May 3, 2006 to February 28, 2009 was $262,284.

Cash Used in Investing Activities

We used cash of $2,959 in investing activities during the six months ended February 28, 2009 (consisting of $528 for purchase of office equipment and payments totalling $2,431 related to our mineral property interest), as compared to cash used in investing activities of nil during the six month period ended February 29, 2008. Cash used in investing activities from our inception on May 3, 2006 to February 28, 2009 was $8,068 ($1,460 for the purchase of equipment and $6,608 related to our mineral property interest).

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception on May 3, 2006 to February 28, 2009, we raised a total of approximately $280,200 from private offerings of our securities. During the six months ended February 28, 2009 as well as during the six months ended February 29, 2008, no net cash was provided by financing activities from sale of our securities.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the prospect lease and our venture will fail.

Going Concern

We are in the exploration stage and have not generated revenues since inception. We have incurred significant losses to date and further losses are anticipated raising substantial doubt about the ability of our Company to continue operating as a going concern. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves on its resource properties and ultimately on the attainment of future profitable operations.  We are currently negotiating with three shareholders and new investors on private equity and/or convertible debt financing which would provide sufficient working capital to finance our operations for the next twelve months. As at February 28, 2009, we had accumulated losses of $346,349 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

We have adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of February 28, 2009, any potential costs related to the retirement of our mineral property interests have not yet been determined.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60".  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

Not required because we are a smaller reporting company.

Item 4.             Controls and Procedures.

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

During the quarter ended February 28, 2009 this accountant continued to provide third party account record preparation services for us. As a result, the consultant (who was previously the only individual with any significant knowledge of generally accepted accounting principles as discussed above), is no longer the only individual with any significant knowledge of generally accepted accounting principles and is also no longer the only  individual in charge of activities with the general ledger (including the preparation of routine and non-routine journal entries), the preparation of accounting reconciliations, the selection of accounting principles, and the preparation of interim and annual financial statements (including footnote disclosures) in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

As discussed above, we previously recruited an independent Certified General Accountant to offset concerns regarding lack of Segregation of Duties. This individual continued to provide third party record preparation services to the Company during the quarter ended February 28, 2009. There have been no other changes in our internal control over financial reporting during the fiscal quarter ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1A.           Risk Factors

Not required because we are a smaller reporting company.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.             Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Securities Holders

In August 2008, we filed a Form S-4 with the SEC in which we proposed changing our jurisdiction of incorporation from British Columbia to Nevada through a process known as a conversion under Nevada corporate law, and known as a continuation under Canadian corporate law (the "Continuation" or the "Conversion").  A continuation or conversion is a process by which a corporation which is not incorporated under the laws of Nevada may change its jurisdiction of incorporation to Nevada.  Under the Nevada Revised Statutes, if the laws of its home jurisdiction allow for it, a company may be "converted" to a Nevada corporation by filing Articles of Conversion with the Nevada Secretary of State under the Nevada Revised Statutes.  In order to give effect to the Continuation, our board of directors adopted a plan of conversion (the "Plan of Conversion") and recommended that stockholders approve and adopt this Plan of Conversion.

The SEC declared our Form S-4 registration statement effective on December 18, 2008.  Proxy documentation was sent to all shareholders of our Company as of the record date of December 17, 2008 (representing 8,337,001 shares of our common stock issued and outstanding as of such record date), and a special shareholder meeting was held on January 13, 2009 at our legal representative's offices at Suite #1500, 1055 West Georgia Street, Vancouver, BC, Canada.  At the meeting, the following motions were considered and the results of voting were as follows:

Proposal No. 1 - Approval of Change in Jurisdiction from British Columbia to Nevada

For

Against

Abstain

Resolved that the Company transfer out of British Columbia under the jurisdiction of the British Columbia Business Corporations Act, Chapter 57, Section 308, and continue into Nevada under the jurisdiction of the Nevada Revised Statues

7,312,501

Nil

Nil

Proposal No. 2 - Approval of Amendment of the Company's Articles of Incorporation

For

Against

Abstain

Resolved that the Articles of Incorporation of the Company be amended to change the authorized capital of the Company from an unlimited number of common shares of to 500,000,000 common shares with a par value of $0.001 per share.

7,312,501

Nil

Nil

As such, all issues were approved and we disclosed the Continuation and change of capital structure in our Form 8-K filed with the SEC on February 13, 2009.

The

Item 5.             Other Information

None.

Item 6.             Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

 Exhibit
Number

Description of Exhibit

3.1

Articles of Incorporation (1)

10.1

Mineral Claims Option Agreement between Ruby Creek Resources Inc. and Carl von Einsiedel, dated July 15, 2006, as amended August 15, 2006 (2)

10.2

July 9, 2008 Amendment to Mineral Claims Option Agreement between Ruby Creek Resources Inc. and Carl von Einsiedel (2)

10.3

February 18, 2009 Amendment to Mineral Claims Option Agreement between Ruby Creek Resources Inc. and Carl von Einsiedel (filed herewith)

31.1

Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer (filed herewith)

31.2

Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer (filed herewith)

32.1

18 U.S.C. Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer (filed herewith)

(1)   Filed as an exhibit to our Post-Effective Amendment No. 1 on Form S-1/A, as filed with the SEC on February 17, 2009 and incorporated herein by this reference.

(2)  Filed as an exhibit to the Company's Registration Statement on Form SB-2, as filed with the SEC on November 7, 2006, and incorporated herein by this reference.

(3)  Filed as an exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended August 31, 2008, as filed with the SEC on November 28, 2008 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUBY CREEK RESOURCES INC.

Per:       "Brian Roberts"

             Brian Roberts

             President, Chief Executive Officer, Principal Executive Officer and a director

             Date:  April 14, 2009

Per:       "Ian Foreman"

             Ian Foreman

             Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director

             Date:  April 14, 2009

__________