Form 10-Q
period 2009-05-31
Ruby Creek Resources Inc
filed 2009-07-21
CIK 1379810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: May 31, 2009
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

RUBY CREEK RESOURCES INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	000-52354	26-4329046
(State or Other Jurisdiction of Incorporation or Organization)	Commission file number	(I.R.S. Employer Identification No.)

409 Granville Street, Suite 400

Vancouver, British Columbia, Canada V6C 1T2

(Address of Principal Executive Offices)(Zip Code)

(604) 633-9768

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓	Yes		No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such

files).		✓	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company		✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
			Yes	✓	No

As of July 20, 2009, 8,337,001 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

RUBY CREEK RESOURCES INC.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

RUBY CREEK RESOURCES INC.

(An Exploration Stage Company)

Balance Sheets

(Unaudited)

	May31, 2009 $	August 31, 2008 $
	(Unaudited)
ASSETS

Current Assets
Cash	2,106	76,192
GST receivable	1,075	4,813

	3,181	81,005

Equipment, net	878	554
Interest in mineral properties (Note 2)	6,608	4,177

	10,667	85,736

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities
Accounts payable	106,520	46,590
Due to related parties	113	113

	106,633	46,703

Stockholders’ Equity (Deficiency)

Common stock (Note 3)
Authorized: 500,000,000 number of shares, par value $0.001
Issued and outstanding: 8,337,001 (August 31, 2008 – 8,337,001) shares	8,337	8,337
Additional paid in capital	271,863	271,863

Donated capital	3,000	3,000

Deficit accumulated during the exploration stage	(379,166)	(244,167)

	(95,966)	39,033

	10,667	85,736

The accompanying notes are an integral part of these financial statements.

RUBY CREEK RESOURCES INC.

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	Three Month Period Ended May 31, 2009 $	Three Month Period Ended May 31, 2008 $	Nine Month Period Ended May 31, 2009 $	Nine Month Period Ended May 31, 2008 $	For the Period from May 3, 2006 (Inception) to May 31, 2009 $

Expenses
Management services	3,694	4,665	5,632	13,945	58,931
Mineral property costs (recovery) (Note 2)	(398)	1,978	(2,695)	3,483	27,719
Office and general	14,549	3,335	30,421	6,707	48,892
Professional fees	14,683	12,262	97,905	29,110	242,096
Property evaluation	—	—	2,172	—	2,172
Shareholder relations	295	750	1,570	1,000	4,286

Total expenses	32,823	22,990	135,005	54,245	384,096

Net loss before other items	(32,823)	(22,990)	(135,005)	(54,245)	(384,096)

Interest income	6	424	6	624	4,930

Net loss	(32,817)	(22,566)	(134,999)	(53,621)	(379,166)

Net loss per share – basic and diluted	(0.00)	(0.00)	(0.02)	(0.01)

Weighted average number of common shares outstanding - basic and diluted	8,337,001	8,337,001	8,337,001	8,337,001

The accompanying notes are an integral part of these financial statements.

RUBY CREEK RESOURCES INC.

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	Nine Month Period Ended May 31, 2009 $	Nine Month Period Ended May 31, 2008 $	For the Period from May 3, 2006 (Inception( to May 31, 2009 $

Cash flows from operating activities:
Net loss	(134,999)	(53,621)	(379,166)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	204	178	582
Donated rent	—	—	1,500
Donated services	—	—	1,500

Net changes in non-cash working capital items:
GST receivable	3,738	4,084	(1,075)
Accounts payable	59,930	(4,295)	106,520
Due to related parties	—	—	113

Net cash flows used in operating activities	(71,127)	(53,654)	(270,026)

Cash flows from investing activities
Purchase of equipment	(528)	—	(1,460)
Interest in mineral properties	(2,431)	—	(6,608)

Net cash flows used in investing activities	(2,959)	—	(8,068)

Cash flows from financing activities
Share subscriptions received	—	—	280,200

Net cash flows from financing activities	—	—	280,200

Net increase (decrease) in cash and cash equivalents	(74,086)	(53,654)	2,106

Cash - beginning	76,192	141,288	—

Cash - ending	2,106	87,634	2,106

Supplemental disclosure with respect to cash flows:
Cash paid for:

Interest	—	—	—
Income taxes	—	—	—

The accompanying notes are an integral part of these financial statements.

RUBY CREEK RESOURCES INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENT

1.

Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended August 31, 2008 included in the Company's annual report filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

2.

Mineral Properties

Pursuant to an agreement dated July 15, 2006, as amended on July 9, 2008 and May 31, 2009, the Company has acquired an option to earn a 100% interest in the Moore Creek Property (the “Property”) located in the Iskut River region, British Columbia, Canada in exchange for cash payments totalling CDN$100,000 over 4 years, payable as follows:

(a)

CDN $2,500 on October 15, 2006 (paid);

(b)

CDN $2,000 on April 15, 2008 (paid);

(c)

CDN $1,500 on September 30, 2008 (paid);

(d)

CDN $3,500 on May 31, 2009 ($1,500 paid; $2,000 paid subsequently)

(e)

CDN $3,000 on September 30, 2009;

(f)

CDN $15,000 on October 31, 2009;

(g)

CDN $20,000 on March 31, 2010; and

(h)

CDN $52,500 on November 30, 2010.

The Property is subject to a 2% net smelter return royalty (“NSR”) of which 1% can be repurchased at any time by the vendor for $1,000,000. The Property is comprised of 8 mineral claims covering a total of 2,919 hectares and as of the date of these financial statements title is held in the name of the vendor. Title will be transferred to the Company upon receipt of all of the cash payments, as described above. In addition, the Company has an option to rescind its interest in this agreement for a onetime payment of $7,500.

During the nine months ended May 31, 2009 the Company incurred $2,852 (2008 - $3,483) in exploration costs and received $5,547 (2008 – Nil) from B.C. Mining Tax Credits for net mineral property costs (recovery) of ($2,695).

3.

Common Stock

Effective January 29, 2009, the Company changed its jurisdiction from the Province of British Columbia to the State of Nevada. Effective the same date, the Company's authorized capital was changed from an unlimited number of common shares without par value to 500,000,000 common shares with a par value of $0.001 per share. As a result, an amount of $271,863 has been reclassified from common stock to additional paid in capital.

4.

Subsequent Events

Subsequent to May 31, 2009 the Company entered into two consulting agreements. The agreements are each for a term of one year, and as consideration the Company will grant a total of 1,500,000 options at an exercise price of $0.05 per share, which vest and become exercisable over one year at 25% per each three month period.

Subsequent to May 31, 2009 the Company entered into two advisory agreements. The agreements are each for a term of one year, and as consideration the Company will grant a total of 150,000 options at an exercise price of $0.05 per share, which vest and become exercisable over one year at 25% per each three month period. In addition, one agreement calls for monthly fee payments of $2,500 from June through September 2009.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used in this quarterly report: (i) the terms “we”, “us”, “our” and the “Company” mean Ruby Creek Resources Inc., (ii) “SEC” refers to the Securities and Exchange Commission, (iii) “Exchange Act” refers to the Securities Exchange Act of 1934, as amended, and (iv) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition as at and for the comparative three and nine month periods ended May 31, 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the comparative periods ended May 31, 2009 included in this quarterly report.

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

In August 2008, we filed a Form S-4 with the SEC in which we proposed changing our jurisdiction of incorporation from British Columbia to Nevada through a process known as a conversion under Nevada corporate law, and known as a continuation under Canadian corporate law (the “Continuation” or the “Conversion”). A continuation or conversion is a process by which a corporation which is not incorporated under the laws of Nevada may change its jurisdiction of incorporation to Nevada. Under the Nevada Revised Statutes, if the laws of its home jurisdiction allow, a company may be “converted” to a Nevada corporation by filing Articles of Conversion with the Nevada Secretary of State. In order to give effect to the Continuation, our board of directors adopted a plan of conversion (the “Plan of Conversion”) and recommended that stockholders approve and adopt this Plan of Conversion.

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

As a result of the Continuation, Ruby Creek is now a Nevada corporation governed by the Nevada Revised Statutes. We continue to conduct the business in which we have been engaged. The Continuation will not have any material effect on our operations. The business and operations of Ruby Creek are identical in most respects to our business prior to the Continuation, except that we are no longer are subject to the corporate laws of British Columbia but instead are subject to the Nevada Revised Statutes. Ruby Creek (Nevada) is liable for all the debts and obligations of Ruby Creek (BC), and the officers and directors of Ruby Creek (BC) continued as the officers and directors of Ruby Creek (Nevada). The differences between the laws will not materially affect our business but will affect certain rights of stockholders. The differences between the applicable laws of the two jurisdictions were presented in greater detail under the “Comparative Rights of Stockholders” section of our amended proxy statement/prospectus on Form S-4 filed with the SEC on December 19, 2008.

In addition to the Continuation approval, our shareholders also authorized a change in our authorized share capital from unlimited common shares without par value to 500,000,000 common shares with a par value of $0.001 per share (the “Change in Authorized Share Capital”). The purpose of this proposed Change in Authorized Share Capital was to comply with Nevada corporate law and practice, which does not provide for unlimited authorized share capital.

As a component of our Continuation from British Columbia, the NASD on February 12, 2009 approved a change of the Company's OTC Bulletin Board trading symbol from "RBCYF" to "RBCY".

On February 17, 2009, the Company filed a post-effective amendment to the Registration Statement on Form SB-2 on Form S-1 (SEC File No. 333-138463) (the “Registration Statement”). The Registration Statement relates to the registration of 1,984,500 shares of the Company’s stock and was declared effective on April 7, 2009.

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

Our office is currently located at 409 Granville Street, Suite 400, Vancouver, British Columbia, Canada, V6C 1T2. Our telephone number is (604) 633-9768.

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

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We acquired the option to acquire a 100% interest in eight mineral claims (the “More Creek properties”) located in the Iskut River region of northern British Columbia, Canada, covering an area of approximately 2,919 hectares pursuant to an option agreement dated July 15, 2006 and amended on August 15, 2006 and further amended on May 31, 2009. Pursuant to this option agreement, we have the exclusive option to earn a 100% interest in and to these eight mineral claims, subject to a 2% net smelter return royalty payable to the optionor, in exchange for making cash payments totalling CDN$100,000 (US$86,206 based on the exchange rate of CDN$1.160:US$1.00 on July 9, 2009) to the optionor over a four-year period as follows: CDN$2,500 paid on October 15, 2006, CDN$2,000 paid on April 15, 2008, CDN$1,500 paid on September 30, 2008, CDN$3,500 paid on July 13, 2009, CDN $3,000 payable on or before September 30, 2009, CDN$15,000 payable on or before October 31, 2009, CDN$20,000 payable on or before March 31, 2010 and CDN$52,500 payable on or before November 30, 2010. Our amendment dated May 31, 2009 included a provision whereby the Company can rescind the agreement and abandon its interest in exchange for a onetime payment of $7,500 CDN.

Mr. Carl von Einsiedel is the claim owner of each of our optioned mineral claims. Each of our optioned mineral claims is currently in good standing with the Province of British Columbia. The Company plans to conduct the plan two work project at the More Creek property during July, 2009.

Our optioned mineral claims presently do not have any proven mineral reserves. The property that is the subject of our mineral claim is undeveloped and does not contain any open-pit or underground mines. There is no plant or equipment located on the property that is the subject of the mineral claim.

Between July 15 and September 30, 2006, we retained Mr. von Einsiedel, a consulting geologist, to complete the initial stages of a work program consisting of Landsat 7 alteration imaging, compilation of all available geological data, preparation of detailed base topographic maps and a site examination to confirm the published technical information. The total cost of the work completed was CDN$10,290 (US$9,396 based on the exchange rate of US$1.00:CDN$1.160 on July 9, 2009).

We obtained a geological report on our optioned mineral claims prepared by Mr. von Einsiedel, dated October 15, 2006. This report was based on information on the mineral claims included in the public domain, geologic maps, geological survey data and from Mr. von Einsiedel’s geological experience in the area. Mr. von Einsiedel’s report outlined a recommended phased exploration program on our optioned mineral claims, including a phase one exploration work program consisting of geochemical surveys to determine if there are overburden covered zones of porphyry style copper gold mineralization present within the claim area.

We retained Mr. von Einsiedel to conduct the first phase of the recommended exploration program between June and October 2007. The cost of this exploration program was CDN$17,000 (US$14,770 based on the exchange rate of US$1.00:CDN$1.160 on July 9, 2009).The phase one work that was carried out involved several helicopter-supported, recon sampling traverses that were made to the More Creek property with the objective of identifying porphyry style copper - gold mineralization. Approximately 60% of the claim area now has at least widely spaced sample coverage. Considering the large size of porphyry type copper gold systems, the recon program completed at More Creek was designed to provide an indication as to whether or not a porphyry system exists on the subject property.

In addition to this phase one work, subsequent to the Company’s filing of an Assessment Report with the British Columbia government in early 2008, new historic data was found (by way of an additional literature search) that covered the More Creek property. This data was from a large survey performed in 1990. The reason that it had not been previously found was that the assessment report for this survey was plotted in MapBC, a long distance from the More Creek property. The program was extensive and was covered in two separate assessment reports. The work covered all drainages and included several transects throughout the property. Soil, silt and float samples were collected. This data showed only several weak widespread anomalies which did not indicate the presence of a significant porphyry body. Of note is that this 1990 survey showed two float samples in the eastern drainage that graded 1900 and 530 ppb gold. These float samples were of quartz carbonate vein within grey sediments.

Mr. von Einsiedel provided the Company with a report on this phase one property work on July 2, 2008. This report concluded that the available data, which includes both the 2007 data and historical sampling data, identified several weakly anomalous sites but did not identify any strongly anomalous sites. Although much of the property is heavily overburden covered, the recon program should have been able to identify any large, near surface mineralized zones present within the areas sampled. The weakly anomalous sample results that were identified, although interesting, are too low to be indicative of “in situ” mineralization. In this report, Mr. von Einsiedel indicated that the origin of the gold bearing float samples within the eastern portion of the property will be a key aspect of any future exploration program. While any exploration team is on the property, it is recommended that the source of the three main areas with gold, copper and/or arsenic anomalies that were identified within the western portion of the property be investigated. An advantage for the next program is that there is now road access to near the southern boundary of the property as the Teck Cominco-Novagold road has been completed to within 1 kilometer of the property (therefore there will be no – or minimal – helicopter usage).

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

On July 9, 2008 we requested that Mr. von Einsiedel prepare a proposal to carry out the planned phase two work. We received the proposal from Mr. von Einsiedel on September 4, 2008, which recommended a program to concentrate on specific high-opportunity areas. To evaluate these areas, Mr. Von Einsiedel recommended that we complete a minimum 10-day field program with at least one geologist and an experienced prospector. He quoted a cost estimate of CDN$21,800 (US$18,793 based on the exchange rate of US$1.00 : CDN$1.160 on July 9, 2009), as follows:

Crew mobilization: Vancouver to Bob Quin	CDN	$2,000.00
Helicopter usage (allow minimum 4 hours)	CDN	4,800.00
Crew wages	CDN	9,000.00
Crew accommodation (on site fly camp)	CDN	2,500.00
Assays (allow 100 samples)	CDN	2,500.00
Report preparation	CDN	1,000.00
Total:	CDN	$21,800.00

In the event that Mr. Von Einsiedel’s personnel are allowed to use the new access road, the costs of the program could be reduced by as much as 25% as this would eliminate the requirement to utilize any helicopter time. If this is the case, the estimated cost of the program, including the required cash in lieu payment would be CDN$18,500 (US$15,948 based on the exchange rate of US$1.00:CDN$1.160 on July 9, 2009).

Mr. von Einsiedel concluded that in the event that the phase two program is able to delineate a target area or areas that exhibit a co-incident geochemical and geophysical response, a next phase program consisting of detailed geochemical surveys and ground geophysical surveys would be warranted in a phase three program. He estimated the cost of this program to be approximately CDN$115,000 (US$99,137 based on the exchange rate of US$1.00:CDN$1.160 on July 9, 2009), but he did not provide a specific break-down of these costs.

In order to fulfill certain disclosure requirements in Canada, we requested that George A. Nicholson, P. Geo. prepare a technical report with respect to our optioned mineral properties in compliance with National Instrument 43-101 of the Canadian Securities Administrators, Standards of Disclosure for Mineral Projects (“NI 43-101”). Mr. Nicholson’s report, dated November 27, 2008, concludes that the geological setting of the More Creek property is prospective for the occurrence of alkalic, porphyry style copper-gold mineralization. He reported that the results of the exploration work and geochemical sampling conducted by Ruby Creek and a previous operator have identified several areas which exhibit elevated copper, gold and/or arsenic levels in soil and/or rock samples that warrant additional exploration. Mr. Nicholson’s technical report identifies the highest priority areas as “Copper Anomaly No. 2” located in the south central part of the More Creek property and “Gold Anomaly No. 2” located in the east central part of the More Creek property. We filed this report to the British Columbia Securities Commission on November 28, 2008, issued a news release on the same date and disclosed this filing by way of a Form 8-K filed with the SEC on December 3, 2008.

Mr. Nicholson’s technical report recommends the same initial follow-up (phase two) exploration work program as set forth in Mr. Einsiedel’s report as described above at the same estimated cost of CDN$21,800.

Contingent on the results of such initial follow-up exploration work, the Mr. Nicholson’s technical report recommends follow-up exploration work (phase three) at an estimated cost of CDN$87,000 (US$75,000 based on the exchange rate of US$1.00:CDN$1.160 on July 9, 2009), which is less than Mr. Einsiedel’s estimated cost for phase three follow-up exploration work of CDN$115,000. Mr. Nicholson’s report provides the following estimated cost break down for such follow-up work:

Crew mobilization: Vancouver to Bob Quin	CDN	$4,000
Helicopter usage (allow minimum 10 hours)	CDN	$12,000
Crew wages	CDN	$36,000
Crew accommodation (on site fly camp)	CDN	$12,500
Assays (allow 500 samples)	CDN	$12,500
Report preparation	CDN	$10,000
Total:	CDN	$87,000

The phase two program is planned to be carried out during July 2009. We intend to raise additional financing with which to carry out this program.

Recent Events

As described in our current report on Form 8-K filed on June 24, 2009, on June 17, 2009, Robert Slavik, our chief executive officer, purchased an aggregate of 4,520,000 shares of common stock from Brian Roberts, Ron Shenton, Shannon May, and Shayne May. The shares purchased by Mr. Slavik represent 54.2% of the Company’s issued and outstanding common stock. In connection with the purchase, Mr. Slavik entered into a Loan and Pledge Agreement with Booha Family Partners pursuant to which Booha Family Partners loaned Mr. Slavik $50,000 in exchange for a secured promissory note in the principal amount of $50,000 that accrues interest at the rate of 10% per annum and is due and payable in full on June 17, 2010. Repayment of this note is secured by a first priority lien in 200,000 shares of common stock of Douglas Lake Minerals Inc. currently held by Mr. Slavik.

On June 18, 2009, in connection with the purchase, each of Wayne Waters and Ian Foreman resigned from all positions as directors and officers of the Company. In addition, on June 18, 2009, Mr. Roberts resigned from all positions as an officer of the Company. Mr. Roberts remains a member of the board of directors of the Company. To fill the vacancies created by these resignations, Mr. Slavik was elected as President, Chief Executive Officer, Treasurer and Secretary of the Company. Mr. Slavik was elected to the Company’s board of directors on June 18, 2009.

On June 18, 2009 we entered into an advisory agreement with 343984 BC Ltd., a company wholly owned by Mr. Roberts. Our agreement with 343984 BC Ltd. expires on September 30, 2009. As compensation, we agreed to pay 343984 BC Ltd. a monthly fee of $2,500. In connection with the advisory agreement, on July 15, 2009, we issued to Mr. Roberts a five-year warrant to purchase 50,000 shares of our common stock at an exercise price of $0.05 per share. The warrant vests over a six month period at 50% on each three month anniversary of the date of grant and shall immediately become 100% vested upon a change of control of the Company.

On July 15, 2009 we entered into an advisory agreement with Ian Foreman.

On July 15, 2009 we entered into one-year consulting agreements with each of Double Trouble Productions, LLC and with David Buzkin and an advisory agreement with Ian Foreman. As compensation for their services, we issued to Double Trouble Productions, LLC a five-year warrant to purchase 600,000 shares of common stock at an exercise price of $0.05 per share, we issued to Mr. Buzkin a five-year warrant to purchase 900,000 shares of common stock at an exercise price of $0.05 per share and we issued to Mr. Foreman a five-year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.05 per share. The warrants vest over a 12 month period at 25% on each three month anniversary of the date of grant and shall immediately become 100% vested upon a change of control of the Company.

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for the continued exploration of our optioned mineral claims:

1.

We intend to proceed with phase two of a recommended exploration program. At present we estimate that a phase two program would cost approximately CDN$18,500 to CDN$21,800 (US$15,948 to US$18,793 based on the exchange rate of US$1.00:CDN$1.160 on JULY 9, 2009). We plan to complete phase two in July 2009.

2.

Upon completion of phase two, our Board of Directors will make a determination whether to proceed with the third phase of the recommended work program, which is currently estimated to cost approximately CDN$87,000 to CDN$115,000 (US$75,000 to US$99,137 based on the exchange rate of US$1.00:CDN$1.160 on July 9, 2009).

3.

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

As such, we estimate that our total expenditures over the next twelve months will be approximately $95,149 to $97,851. This estimate does not take into account estimated expenditures with respect to phase three of our exploration program, as this phase is contingent on the results of phase two and on our receipt of sufficient financing. If we were to complete phase two and three during the next twelve months, our total estimated expenditures for that period would be approximately $166,390 to $192,021. Subsequent to the quarter ended May 31, 2009, the Company entered into advisory agreements with each of Ian Foreman and Brian Roberts. The agreements call for cash payments of $10,000 over the next 4 months, which will be in addition to the estimated total Company expenditures over the next 12 months of $95,149-$97,851.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing and profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

•

our ability to raise additional funding,

•

the market price for copper and gold,

•

the results of our proposed exploration programs on the mineral property, and

•

our ability to find joint venture partners for the development of our property interests.

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

Financial Condition

At May 31, 2009, we had cash of $ 2,106 and a negative working capital position of $103,452. We estimate that our total expenditures over the next twelve months will be approximately $95,149 to $97,851, as outlined above under the heading “Plan of Operations”. This estimate does not take into account estimated expenditures with respect to phase three of our exploration program, as this phase is contingent on the results of phase two and on our receipt of sufficient financing. If we were to complete phase two and three during the next twelve months, our total estimated expenditures for that period would be approximately $166,390 to $192,021. Subsequent to May 31, 2009, the Company entered into two consulting agreements. The agreements are each for a term of one year, and as consideration the Company will grant warrants to purchase a total of 1,500,000 shares of common stock at an exercise price of $0.05 per share. The warrants vest over a 12 month period at 25% on each three month anniversary of the date of grant.

Subsequent to May 31, 2009 the Company entered into two advisory agreements. The agreements are each for a term of one year, and as consideration the Company will grant a total of 150,000 options at an exercise price of $0.05 per share, which vest and become exercisable over one year at 25% per each three month period. In addition, one agreement to Brian Roberts calls for monthly fee payments of $2,500.

The fee liability for the warrants is in addition to the estimated total Company expenditures over the next 12 months of $95,149 to $97,851.

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

Results of Operations for the Three and Nine Month periods ended May 31, 2009

Revenues

We have had no operating revenues since our inception on May 3, 2006 through May 31, 2009. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Our general and administrative expenses for the three and month periods ended May 31, 2009 and May 31, 2008, as well as the total of these expenses since our inception on May 3, 2006, are summarized below:

	Three Month Period Ended May 31, 2009 $	Three Month Period Ended May 31, 2008 $	Nine Month Period Ended May 31, 2009 $	Nine Month Period Ended May 31, 2008 $	For the Period from May 3, 2006 (Inception) to May 31, 2009 $

Expenses
Management services	3,694	4,665	5,632	13,945	58,931
Mineral property costs (recovery) (Note 2)	(398)	1,978	(2,695)	3,483	27,719
Office and general	14,549	3,335	30,421	6,707	48,892
Professional fees	14,683	12,262	97,905	29,110	242,096
Property evaluation	—	—	2,172	—	2,172
Shareholder relations	295	750	1,570	1,000	4,286

Total expenses	32,823	22,990	135,005	54,245	384,096

Net loss before other items	(32,823)	(22,990)	(135,005)	(54,245)	(384,096)

Interest income	6	424	6	624	4,930

Net Loss	(32,817)	(22,566)	(134,999)	(53,621)	(379,166)

Expenses for the three month period ended May 31, 2009 totalled $32,823 and were primarily comprised of $29,232 of professional fees (audit and legal costs) and office and general costs. These costs included Form 8-K and Form S-1 preparation and filing costs. The expenses for professional fees for the comparable period in 2008 were $12,262 out of total expenses of $22,990. Management services costs were $3,694 in the current three month period and $4,665 in the 2008 comparable period. Office and general expenses (consisting primarily of office rent and telecommunication costs) were $14,549 during the current three month period as compared to $3,335 in the prior year comparable period. The majority of this increase was attributed to the fact that the Canadian dollar rose as compared to the US dollar during the quarter and affected net accounts payable figures.

Expenses for the nine month period ended May 31, 2009 totalled $135,005 and were primarily comprised of professional fees (audit and legal costs) which totalled $97,905. These costs included Form 10-Q, Form 10-K, 8-K, S-4 and S-1 preparation and filing expenses. The expenses for professional fees for the comparable period in 2008 were $29,110 out of total expenses of $54,245. Management services costs were $5,632 in the current nine month period and $13,945 in the 2008 comparable period. Office and general expenses (consisting primarily of currency exchange costs as discussed in the paragraph above) were $30,421 during the current nine month period as compared to $6,707 in the prior year comparable period.

Net Loss

We had a net loss of $32,817 in the three months ended May 31, 2009 as compared to a net loss of $22,566 in the comparable 2008 three month period. Losses increased primarily as a result of increases in professional fees, office expenses and general expenses between the two periods.

We had a net loss of $134,999 in the nine months ended May 31, 2009 as compared to a net loss of $53,621 in the comparable 2008 nine month period. Losses increased primarily as a result of an increase in professional fees between the two periods. Our net loss from inception on May 3, 2006 until May 31, 2009 was $379,166.

Liquidity and Capital Resources

We had cash of $2,106 and a negative working capital position of $103,452 at May 31, 2009.

We estimate that our total expenditures over the next twelve months will be approximately $95,149 to $97,851, as outlined above under the heading “Plan of Operations”. This estimate does not take into account estimated expenditures with respect to phase three of our exploration program, as this phase is contingent on the results of phase two and on our receipt of sufficient financing. If we were to complete phase two and three during the next twelve months, our total estimated expenditures for that period would be approximately $166,390 to $192,021. At the present time, we have insufficient cash to proceed with phase two of our recommended work program, and we will be required to obtain additional financing to continue basic operations and to proceed with phase two and phase three of the recommended work program, as these expenditures exceed our current cash reserves.

Cash Used in Operating Activities

Cash used in operating activities was $71,127 during the nine month period ended May 31, 2009, as compared to $53,654 during the nine month period ended May 31, 2008. Cash used in operating activities from our inception on May 3, 2006 to May 31, 2009 was $270,026.

Cash Used in Investing Activities

Cash used in investing activities during the nine month period ended May 31, 2009 was $2,959 (consisting of $528 for the purchase of office equipment and $2,431 for payments related to our mineral property interest), as compared to no cash used in investing activities during the nine month period ended May 31, 2008. Cash used in investing activities from our inception on May 3, 2006 to May 31, 2009 was $8,068 ($1,460 for the purchase of equipment and $6,608 for payments related to our mineral property interest).

Cash from Financing Activities

To date, we have funded our business primarily from sales of our common stock. From our inception on May 3, 2006 to May 31, 2009, we raised a total of approximately $280,200 from private offerings of our securities. During the nine months ended May 31, 2009 no net cash was provided by financing activities from sale of our securities.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the prospect lease and our venture will fail.

Going Concern

We are in the exploration stage and have not generated revenues since inception. We have incurred significant losses to date and further losses are anticipated, raising substantial doubt about the ability of our Company to continue operating as a going concern. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves on its resource properties and ultimately on the attainment of future profitable operations. We are currently negotiating with new investors on private equity and/or convertible debt financing which would provide sufficient working capital to finance our operations for the next twelve months. As of May 31, 2009, we had accumulated losses of $379,166 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

Mineral Property Costs

Pursuant to Emerging Issue Task Force Issue 04-2, “Whether Mineral Rights are Tangible or Intangible Assets”, we classified our mineral rights as tangible assets and accordingly acquisition costs are capitalized as mineral property costs. Generally accepted accounting principles require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, we are to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Mineral exploration costs are expensed as incurred until commercially mineable deposits are determined to exist within a particular property. Accordingly, we have expensed all mineral exploration costs.

To date we have not established any proven or probable reserves on its mineral properties.

We have adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) 143, “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of May 31, 2009, any potential costs related to the retirement of our mineral property interests have not yet been determined.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with SFAS 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued SFAS 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some nonrecognized subsequent events must be disclosed to keep the financial statements from being misleading. For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 is not expected to have a material impact on the Company’s results of operations and financial position.

Certain Risks and Uncertainties

Certain statements in this quarterly report on Form 10-Q, including certain statements contained in “Management’s Discussion and Analysis,” constitute forward-looking statements. The words or phrases “can be,” “may,” “could,” “would,” “expects,” “believes,” “seeks,” “estimates,” “projects” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various risks and uncertainties. Any forward-looking information provided by us or on our behalf is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Item 4T.

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures have not been operating effectively as of the end of the period covered by this report.

Internal Control Over Financial Reporting

As previously disclosed in our annual report on Form 10-K for our fiscal year ended August 31, 2008, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, our management identified material weaknesses in internal control over financial reporting as of August 31, 2008, specifically:

•

Lack of Appropriate Independent Oversight. The board of directors has not provided an appropriate level of oversight of the Company's financial reporting and procedures for internal control over financial reporting, including appropriate authorization of transactions. Throughout the fiscal year ended August 31, 2008, the Company engaged in a number of related party transactions in which the individual who authorized the transactions for either party was common to both parties. As of August 31, 2008, and as of May 31, 2009, there were no independent directors who could provide an appropriate level of oversight, including challenging management's accounting for and reporting of the transactions.

•

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

At the time of filing of this quarterly report, we are negotiating with a number of third parties with respect to serving as independent directors of our Company in order to mitigate lack of independent oversight. It is our objective to add a minimum of two additional directors to our board of directors prior to the end of our 2009 fiscal year. We believe that the likely costs related to the addition of new directors will not be material.

During the quarter ended November 30, 2008, we hired, on a fee basis, an independent certified public accountant to prepare our general ledger and other financial records for reporting periods. This individual was previously retained to assist in the preparation of our 2008 year-end internal control analysis on an independent basis. The fee costs for the financial record completion are estimated to be $1,500 per quarter. Our use of an independent certified public accountant to prepare our financial reporting records has resulted in the segregation of cash control functions from financial statement preparation.

During the quarter ended May 31, 2009 the independent certified accountant continued to provide third party account record preparation services. As a result, the consultant (previously the only individual with any significant knowledge of generally accepted accounting principles as discussed above) is no longer the only individual with any significant knowledge of generally accepted accounting principles and is also no longer the only individual in charge of activities with the general ledger (including the preparation of routine and non-routine journal entries), the preparation of accounting reconciliations, the selection of accounting principles and the preparation of interim and annual financial statements (including footnote disclosures) in accordance with generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

As discussed above, we previously recruited an independent certified public accountant to address concerns regarding lack of segregation of duties. This individual continued to provide third party record preparation services to the Company during the quarter ended May 31, 2009. There have been no other changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

As discussed above, on July 15, 2009 we entered into consulting agreements with Double Trouble Productions, LLC and with David Buzkin. We issued to Double Trouble Productions, LLC a five-year warrant to purchase 600,000 shares of common stock at an exercise price of $0.05 per share as compensation for provision of consulting services and we issued to Mr. Buzkin a five-year warrant to purchase 900,000 shares of common stock at an exercise price of $0.05 per share as compensation for provision of consulting services. The warrants vest over a 12 month period at 25% on each three month anniversary of the date of grant.

In connection with our advisory agreement with 343984 BC Ltd., on July 15, 2009 we issued to Mr. Roberts a five-year warrant to purchase 50,000 shares of our common stock at an exercise price of $0.05 per share. In connection with our advisory agreement with Ian Foreman, we issued to Mr. Foreman a five-year warrant to purchase 100,000 shares of our common stock at an exercise price of $0.05 per share. The warrants issued to 343984 BC Ltd. and to Mr. Foreman vest over a 6 month period at 50% on each three month anniversary of the date of grant.

The warrants issued to Double Trouble Productions, LLC, Mr. Buzkin, Mr. Roberts and Mr. Foreman were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act, and corresponding provisions of state securities laws, which exempt transactions involving offers or sales by an issuer solely to one or more accredited investors. Each of Double Trouble Productions, LLC, Mr. Buzkin, Mr. Roberts and Mr. Foreman was an “accredited investor” as such term is defined in Regulation D under the Securities Act.

Item 6.

Exhibits.

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibit
10.1	Buzkin Consulting Agreement

10.2	Double Trouble Productions LLC, Consulting Agreement

10.3	Foreman Consulting Agreement

10.4	343984 BC Ltd. Consulting Agreement

10.5	Buzkin Warrant

10.6	Double Trouble Productions, LLC Warrant

10.7	Foreman Warrant

10.9	Roberts Warrant

31.1*	Section 302 Certification by the Principal Executive Officer

31.2*	Section 302 Certification by the Principal Accounting Officer

32.1*	Section 906 Certification by the Principal Executive Officer and the Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUBY CREEK RESOURCES INC.

Date: July 20, 2009	By:	/s/ ROB SLAVIK
Rob Slavik
Chief Executive Officer