Form 10-K
period 2009-08-30
Ruby Creek Resources, Inc.
filed 2009-12-16
CIK 1379810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended on August 31, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

RUBY CREEK RESOURCES, INC.

(Exact name of registrant as specified in Charter

NEVADA                                  000-52354                                    26-4329046

(State or other jurisdiction of          (Commission  File No.)         (IRS Employee Identification No.)

incorporation  or organization)

767 3rd Avenue 36th Floor, New York, NY 10017

(Address of Principal Executive Offices)

(212) 671-0404

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [  ]  No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.   Yes [   ]  No [ X ]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  [    ]       Accelerated Filer    [    ]

Non-Accelerated Filer Smaller Reporting Company  [ X ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes   [    ]  No  [ X ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [    ]  No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant's common equity was last sold, as of August 31, 2009 (the last day of the registrant's most recently completed second fiscal quarter) was approximately $343,530.

The registrant had 8,737,000 shares of common stock outstanding as of December 10, 2009.

__________

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report under "Risk Factors".  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this annual report. Forward-looking statements in this annual report include, among others, statements regarding our capital needs; business plans; and expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  Some of the risks and assumptions include: our need for additional financing, our limited operating history, our history of operating losses, our exploration activities may not result in commercially exploitable quantities of ore on our mineral property, the risks inherent in the exploration for minerals such as geologic formation, weather, accidents, equipment failures and governmental restrictions, the competitive environment in which we operate, changes in governmental regulation and administrative practices, our dependence on key personnel, conflicts of interest of our directors and officers, our ability to fully implement our business plan, our ability to effectively manage our growth, and other regulatory, legislative and judicial developments.

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

TABLE OF CONTENTS

ITEM 1. Business

ITEM 1A. Risk Factors

ITEM 1B. Unresolved Staff Comments

ITEM 2. Properties

ITEM 3. Legal Proceedings

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 5. Market for Common Equity, Related Stockholder Matters, Issuer Purchases of Equity Securities

ITEM 6. Selected Financial Data

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

ITEM 8. Financial Statements

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

ITEM 9A. Controls and Procedures

ITEM 9B. Other Information

ITEM 10. Directors, Executive Officers and Corporate Governance

ITEM 11. Executive Compensation

 ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related

                 Stockholder Matters

ITEM 13. Certain Relationships and Related Transactions and Director Independence

ITEM 14. Principal Accounting Fees and Services

ITEM 15. Exhibits

Signatures

PART I

ITEM 1. BUSINESS

Name and Incorporation

The Company was originally incorporated in the Province of British Columbia, Canada on May 3, 2006.  On January 29, 2009, we changed our corporate jurisdiction to the State of Nevada and established our authorized capital at 500,000,000 common shares with a par value or $0.001.  We are currently considered an exploration or exploratory stage company as we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of commercially viable reserves of ore.  On November 7, 2009 we entered into a Joint Venture development agreement with Douglas Lake Minerals Inc., covering 125 sq km of the 380 sq km Mkuvia Gold Project located in the south of Tanzania.  Ruby Creek has agreed to purchase a 70% interest for $3,000,000 in a series of payments over 3 years.

Our office is located at 767 3rd Avenue 36th Floor, New York, NY USA 10017; our telephone number is (212) 671-0404.

Our Corporate History

On November 7, 2009 we entered into a Joint Venture development agreement with Douglas Lake Minerals Inc., covering 125 square kilometers of the 380 square kilometer Mkuvia Gold Project located in the south of Tanzania.  Ruby Creek has agreed to purchase a 70% interest for $3,000,000 in a series of payments over 3 years.  Prior to the Joint Venture development agreement with Douglas Lake Minerals Inc., we had acquired an option to purchase a group of eight mining exploration claims, known as the More Creek property, located in northwestern British Columbia, Canada.  As part of its redirection to Tanzania, Ruby Creek has fully relinquished its option on the interest More Creek Properties Canada.

We are considered an exploration or exploratory stage company as we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent.  There is no assurance that a commercially viable mineral deposit exists on any of our mining properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined.  We have no known reserves of any type of mineral.

Our Business

The Mkuvia Gold Project

The Mkuvia Alluvial Gold Project is located in the Liwale and Nachingwea Districts, Lindi Region of the United Republic of Tanzania.  The project is the subject of a report titled the “Technical & Resource Report on the Mkuvia Gold Project”, prepared for our joint venture partner, Douglas Lake Minerals, by Mr. Laurence Stephenson, P.Eng. of British Columbia, Canada and Ross McMaster, MAusIMM of Queensland, Australia.  Mr. Stephenson and Mr. McMaster are independent and Qualified Persons in accordance with JORC and NI 43-101.  Douglas Lake has spent more than $2,100,000 in the past 16 months in exploration, developing an understanding of the mineralization on a portion of the property while focusing on a relatively small area for mechanized production (about 10 sq km).

Our joint venture partner, Douglas Lake, has completed its technical report, reserve estimate, feasibility study and mining plan and just recently its environmental impact assessment report.  Douglas Lake has filed its first Mining License application with approval expected in the first quarter of 2010.  It is anticipated that the second Mining License application would be approved in early third quarter of 2010.

Ruby Creek will earn a 70 percent interest in 125 square kilometers of the Mkuvia Gold Project by making payments totaling $3,000,000 over three years.  The Agreement provides that Ruby Creek will make payments to Douglas Lake of $100,000 and $150,000 within 5 and 15 business days of signing respectively.  On confirmation of a satisfactory Due Diligence, Ruby Creek will make an additional $100,000 payment and both parties will move to closing.  Due Diligence is expected to take 90 days, subject to rainy season conditions.  Closing is expected to occur shortly after the 90 day due diligence period by Ruby Creek.  On the day of the closing and receipt of the first mining license, Ruby Creek will make another payment of $400,000 to Douglas Lake for a total of $750,000 in payments from the signing of the agreement to the closing.  Ruby Creek will also pay an additional $750,000 payment for a total of $1,500,000 within 12 months of closing.  Additionally, the Agreement provides that within 12 months of closing, Ruby Creek has the option to increase its interest to 75 percent of the 125 square kilometers by making an additional $1,000,000 payment to Douglas Lake.  Ruby Creek will make additional payments of $750,000 each within 24 and 36 months of the closing.  In all cases, the original owner of the prospecting licenses, the original owner of the property, Mr. Mkuvia Maita retains a 3 percent Net Smelter Royalty as per the Joint Venture Agreement between Mr. Maita and Douglas Lake.

Location and Access

The Mkuvia Property, consisting of five sections of land each 25 square kilometers for a total of 125 square kilometers is located in the Nachingwea District, Lindi Region of the United Republic of Tanzania, and is approximately 140 kilometers west of Nachingwea town.  Lindi Region is one of the three regions forming Southern Zone of United Republic of Tanzania, the other regions being Mtwara and Ruvuma.  The Mtwara and Ruvuma regions border northern Mozambique and eastern Malawi.  A central point in the mining license is located at 361600 mE, 8856946 mN, UTM Zone 37 Southern Hemisphere (WGS 84).

The central point in the Prospecting Licenses is located at 3616000mE, 8856946 mN, UTM Zone 37 Southern Hemisphere map coordinates in the Liwale and Nachingwea Districts, Lindi Region of the United Republic of Tanzania.

Nature of the Prospecting Licenses

According to the Technical & Resource Report on the Mkuvia Alluvial Gold Project prepared for our joint venture partner, by Laurence Stephenson, P.Eng. and Ross McMaster, MAusIMM, to date, the known gold mineralization in Mkuvia Property occurs as alluvial placer deposits comprising of a significant, but unquantified accumulation of gold in alluvium hosted by: 1) reworked palaeo-placer by the Mbwemkuru River and its tributaries, and 2) an over 10 meter thick zone of palaeo-placer sand and pebble beds non-conformably overlying biotite schist, gneiss, quartzite, garnet-amphibolite and granitoids.  The latter comprises a poorly sorted palaeo-beach placer plateau extending over 29 km along a NW-SE direction and ~5 km wide along a NE-SW direction (Figures 5 & 6).  In addition there are extensive troughs with similar continental alluvium further west in the Karroo Basin.  It is however notable that at the highest point on the property, pebble conglomerates were noted on the surface that have been worked sporadically by the artisanal miners suggesting that gold is present.  This is consistent with the proposition that the mineralization is associated with a wide spread beach placer environment.  Gold-bearing alluvium along the Mbwemkuru River occurs within a 0.35 to 2.0 m thick zone between the bedrock and sandy-gravelly material related to present drainage active channels and terraces.  This zone contains an estimated 1.0 grams per cubic meter that the small-scale miners are currently reportedly recovering.

The gold is very fine-grained in general, suggesting a distal source, although some coarser-grained flakes are present.  The gold is associated with the black sands that comprise fine-grained ilmenite and pink garnet and minor magnetite.  These may be represented by distinct ferruginous layers in the conglomerate sequence.  The minerals in the black sand are consistent with the beach placer model.

Ownership Interest in the Prospecting Licenses

Ruby Creek will pay a 3% net smelter royalty return to Mr. Mkuvia Miata, the original property prospecting license owner.

Additionally, in order to earn the full 70% interest in the Mkuvia Gold Project, we have payment commitments to Douglas Lake as follows:

1.    $100,000 within 5 business days of signing.  (paid)

2.    $150,000 within 15 business days of signing.  (due and owing)

3.    $100,000 upon Notice of Satisfactory Due Diligence.

4.    $400,000 upon Closing with Ruby Creek receiving the first Mkuvia Mining License.

5.    $750,000 payable within 12 months of Closing.

6.    $750,000 payable within 24 months of Closing.

7.    $750,000 payable within 36 months of Closing.   Ruby Creek at its sole discretion may elect to make this final payment in common shares of Ruby Creek.  The Ruby Creek shares would be valued at the 10 day average trading price immediately prior to the 36 month due date.

Prior Exploration of Our Joint Venture Prospecting Licenses

There has been little or no exploration of the Mkuvia Gold project prior to Douglas Lake’s involvement in April of 2008.

Present Condition and Current State of Exploration

As our specific joint venture prospecting licenses are not assigned to date, presently we do not have any mineral reserves.  The property sections that are the subject of our prospecting licenses are currently being worked by local artisan miners.  The property is considered undeveloped and does not contain any open-pit or underground mines other than artisanal operations.  There is no plant or equipment located on the property other than prospecting and testing equipment.

Tanzania

Overview

Tanzania is located in Central East Africa with about 1,400km of coastline along the Indian Ocean.  Lying just south of the equator, Tanzania is East Africa's largest country.  It is well situated geographically bordering Burundi, Kenya, Malawi, Mozambique, Rwanda, Uganda, Zambia and the Democratic Republic of Congo.  It is the economic hub of East Africa providing natural access and commercial links to eight countries.  Tanzania is the right platform for businesses vying to develop or expand opportunities in the wider region.  The legal system is based on English common law.

Natural resources include: natural gas, gold, diamonds, nickel, cobalt, copper and other base metals, gemstones (apatite, niobium, tanzanite, corundum) iron ore, coal, hydropower, tin, phosphates, fisheries and forests.  Currently Tanzania is the 3rd largest gold producer in Africa.

History:

Tanzania is the site of a 30 mile stretch of the Olduvai Gorge often referred to as the “Cradle of Mankind”.  It was here, that work started by Louis and Mary Leakey in the early 1930’s, uncovered evidence that it was in this part of Africa that the human race may first have emerged.

Arab traders first began to colonize the area in 700AD.  Portuguese explorers reached the coastal regions in 1500 and held some control until the 17th century.  Tanganyika became the colony of German East Africa in 1885.  After World War I, it was administered by Britain under a League of Nations mandate and later as a UN trust territory.

The Portuguese made Zanzibar one of their tributary regions in 1503 and later established a trading post.  Zanzibar was declared independent of Oman in 1861 and, in 1890 became a British protectorate.

Tanganyika became independent on Dec. 9, 1961; Zanzibar on Dec. 10, 1963.  On April 26, 1964, the two nations merged into the United Republic of Tanganyika and Zanzibar.  The name was changed to Tanzania six months later.  Julius Nyerere became its first Prime Minister on December 9, 1961 and a year later was elected the nation’s first president when the country became a republic.

In Nov. 1985, Nyerere stepped down as president.  Ali Hassan Mwinyi, his vice president, succeeded him.  Running unopposed, Mwinyi was elected president.  Shortly thereafter plans were announced to study the benefits of instituting a multiparty democracy, and in Oct. 1995 the country's first multiparty elections since independence took place.  Nyerere died in 1999 and in October of 2009, Nyerere was named "World Hero of Social Justice" by the United Nations General Assembly.

Political

Tanzania is a democracy with a republican style government.  The President and National Assembly members are elected concurrently by direct popular vote for 5-year terms.  The President appoints a Prime Minister who serves as the government's leader in the National Assembly.  The President selects his cabinet from among National Assembly members.  The Constitution also empowers him to nominate 10 non-elected members of Parliament, who also are eligible to become cabinet members.  The last elections for President and all National Assembly seats were held in December 2005.

The unicameral National Assembly has up to 325 members: the Attorney General, the Speaker, five members elected from the Zanzibar House of Representatives to participate in the Parliament, 75 special women's seats apportioned among the political parties based on their election results, 233 constituent seats from the mainland, and up to 10 members nominated by the President.  In 2006, the President nominated seven members and the Speaker was elected to a constituent seat, bringing the total number of Members of Parliament to 320.  The ruling party, CCM, holds about 82% of the seats in the Assembly.  Laws passed by the National Assembly are valid for Zanzibar only in specifically designated union matters.

Zanzibar's House of Representatives has jurisdiction over all non-union matters.  There are currently 81 members in the House of Representatives in Zanzibar: 50 elected by the people, 10 appointed by the President of Zanzibar, 5 ex officio members, an Attorney General appointed by the President, and 15 special seats allocated to women. Zanzibar's House of Representatives can make laws for Zanzibar without the approval of the union government as long as it does not involve union-designated matters.  The terms of office for Zanzibar's President and House of Representatives also are 5 years.  The semiautonomous relationship between Zanzibar and the union is a relatively unique system of government.

Tanzania has a five-level judiciary combining the jurisdictions of tribal, Islamic, and British common law.  Appeal is from the primary courts through the district courts, resident magistrate courts, to the high courts, and the high courts to the Court of Appeals.  District and resident court magistrates are appointed by the Chief Justice, except for judges of the High Court and Court of Appeals, who are appointed by the president.  The Zanzibari court system parallels the legal system of the union, and all cases tried in Zanzibari courts, except for those involving constitutional issues and Islamic law, can be appealed to the Court of Appeals of the union.  A commercial court was established on the mainland in September 1999 as a division of the High Court.

For administrative purposes, Tanzania is divided into 26 regions - 21 on the mainland, 3 on Zanzibar, and 2 on Pemba.  Ninety-nine district councils have been created to further increase local authority.  These districts are also now referred to as local government authorities.  Currently there are 114 councils operating in 99 districts, 22 are urban and 92 are rural.  The 22 urban units are classified further as city (Dar es Salaam and Mwanza), municipal (Arusha, Dodoma, Iringa, Kilimanjaro, Mbeya, Morogoro, Shinyanga, Tabora, and Tanga), and town councils (the remaining 11 communities).

Principal Government Officials

President

Vice President

Prime Minister

President of Zanzibar

Minister of Foreign Affairs

Ambassador to the United States

From independence in 1961 until the mid-1980s, Tanzania was a one-party state, with a socialist model of economic development.  Beginning in the mid-1980s, under the administration of President Ali Hassan Mwinyi, Tanzania undertook a number of political and economic reforms.  In January and February 1992, the government decided to adopt multiparty democracy.  Legal and constitutional changes led to the registration of 11 political parties.  Two parliamentary by-elections in early 1994 were the first-ever multiparty elections in Tanzanian history.

In October 2000, Tanzania held its second multi-party general elections.  The ruling CCM party's candidate, Benjamin W. Mkapa, defeated his three main rivals, winning the presidential election with 71% of the vote.  In the parliamentary elections, CCM won 202 of the 232 elected seats.  In the Zanzibar presidential election, Abeid Amani Karume, the son of former President Abeid Karume, defeated CUF candidate Seif Sharif Hamad.  The election was marred by irregularities, especially on Zanzibar.

In October 2001, the CCM and the CUF parties called for electoral reforms on Zanzibar that led to the presidential appointment of an additional CUF official to become a member of the Union Parliament.  Changes to the Zanzibar Constitution in April 2002 allowed both the CCM and CUF parties to nominate members to the Zanzibar Electoral Commission.  In May 2003, the Zanzibar Electoral Commission conducted by-elections to fill vacant seats in the parliament.  Observers considered these by-elections, the first to be free, fair, and peaceful.

In February 2008, President Kikwete nominated and the National Assembly approved a new cabinet.  Mizengo Kayanza Peter Pinda was selected as the new Prime Minister.  President Kikwete, Vice President Ali Mohamed Shein, Prime Minister Mizengo Kayanza Peter Pinda, and National Assembly members will serve until the next general elections in 2010.  Similarly, Zanzibar President Karume and members of the Zanzibar House of Representatives also will complete their terms of office in 2010.

Government steps to improve the business climate include redrawing tax codes, floating the exchange rate, licensing foreign banks, and creating an investment promotion center to cut red tape have greatly improved the business regime.  In terms of mineral resources and the largely untapped tourism sector, Tanzania is becoming a viable and attractive market.

The Government of Zanzibar legalized foreign exchange bureaus on the islands before mainland Tanzania moved to do so.  The effect was to increase the availability of consumer commodities.  The government has also established a free port area, which provides the following benefits: contribution to economic diversification by providing a window for free trade as well as stimulating the establishment of support services; administration of a regime that imports, exports, and warehouses general merchandise; adequate storage facilities and other infrastructure to cater for effective operation of trade; and creation of an efficient management system for effective re-exportation of goods.

Foreign Relations

During the Cold War era, Tanzania played an important role in regional and international organizations.  Tanzania's first president, Julius Nyerere, was one of the founding members of the Non-Aligned Movement.  Additionally, Tanzania played an active role in the front-line states, the G-77, and the Organization of African Unity (OAU).  One of Africa's best-known elder statesmen, Nyerere was personally active in many of these organizations, and served as chairman of the OAU (1984-85) and chairman of six front-line states concerned with eliminating apartheid in Southern Africa.  Nyerere's death, in October 1999, is still commemorated annually.

Tanzania enjoys good relations with its neighbors in the region and in recent years has been an active participant in efforts to promote the peaceful resolution of disputes.  Tanzania helped to broker peace talks to end the conflict in Burundi; a comprehensive cease-fire was signed in Dar es Salaam on September 7, 2006.  Tanzania also supports the Lusaka agreement concerning the conflict in the Democratic Republic of the Congo.  In March 1996, Tanzania, Uganda, and Kenya revived discussion of economic and regional cooperation.  These talks culminated with the signing of an East African Cooperation Treaty in September 1999; a treaty establishing a customs union was signed in March 2004.  The customs union went into effect January 1, 2005 and, in time, should lead to complete economic integration.  On July 1, 2007 Rwanda and Burundi joined the East African Community (EAC) and the customs union as full members.  Tanzania is the only country in East Africa which also is a member of the Southern Africa Development Community (SADC).  In January 2005, Tanzania became a non-permanent member of the UN Security Council, serving a two-year term that ended on December 31, 2006.  President Kikwete was selected to chair the African Union for a one-year term from February 2008-2009.

U.S.-Tanzanian Relations

The U.S. has historically enjoyed very good relations with Tanzania.  The relationship became closer after terrorists bombed the U.S. Embassy in Dar es Salaam on August 7, 1998.  With the election of President Kikwete, the relationship has blossomed into warmer relations than at any time since Tanzania achieved independence.  In February 2008, President Bush made an official four-day visit to Tanzania.  President Kikwete, who has visited the U.S. repeatedly, made a reciprocal official visit to Washington in August 2008.  In May 2009, President Kikwete became the first African president to meet President Barack Obama during a visit to Washington.

The U.S. Government provides assistance to Tanzania to support programs in the areas of peace and security, democracy, health, education, economic growth, and natural resource management.  Tanzania is a major recipient of funding for the President's Emergency Plan for AIDS Relief (PEPFAR) and the President's Malaria Initiative (PMI).  In September 2008, Tanzania's $698 million Millennium Challenge Compact entered into force.  The Peace Corps program, revitalized in 1979, provides assistance in education through the provision of teachers.  Peace Corps also is assisting in health and environment sectors.  Currently, about 147 volunteers are serving in Tanzania.

Tanzania maintains an embassy in the United States.

Geology Of Tanzania

Definitions

Craton:  The term craton is used to distinguish the stable portion of the continental crust from regions that are more geologically active and unstable.  Cratons can be described as shields, in which the basement rock crops out at the surface, and platforms, in which the basement is overlain by sediments and sedimentary rock.

Proterozoic:  The Proterozoic is a geological eon extending from 2,500 million years ago to 542 million years ago.  It represents a period before the first abundant complex life on Earth.

Volcaniclastics:  Clastic rocks are composed primarily of volcanic materials.  Where the volcanic material has been transported and reworked through mechanical action, such as by wind or water, these rocks are termed volcaniclastic.

Graben:  A graben is a depressed block of land bordered by parallel faults producing a valley with a distinct cliff or escarpment on each side.

Archean:  The Archean is a geologic eon before the Proterozoic.

Ubendian System:  The Ubendian orogeny was a phase of mountain building whose precise dates are uncertain but which probably occurred about 1800–1700 million years ago, producing what is now a NW—SE belt in southern Tanzania, northern Zambia, and the eastern Congo.

Usagaran System:  Similar to the Ubendian, but of a different time period.  The Usagaran occasionally hosts deposits of semi-precious and precious stones.  The most famed of these is tanzanite.

Karoo System:  The Karoo System is a geologic system of rock formations in Africa covering 1,500,000 square km and extending from the Equator south to the Cape of Good Hope.  The Karoo System spans a period of about 100 million years, starting from the Permian or Carboniferous Period 300 million years ago) to the Late Triassic Epoch 228-200 million years ago).  The geology of the Great Karoo consists largely of horizontally-bedded shales and sandstones

Geology

Tanzania is dominated by a large mineralized Precambrian craton comprised of formations greater than two billion years old and rimmed by Proterozoic crystalline rocks.  Younger sediments and volcaniclastics of recent times occupy the rifted grabens, coastal plains and inland basins.  The pre-Tertiary geology of Tanzania is comprised of three main units: an Archaean shield, Proterozoic metamorphic and sedimentary rocks and Karoo sediments.

The Archaean Shield or Tanzania Craton occupies the central-western part of the country.  It is comprised of high-grade metamorphic rocks and granite-greenstone belts in its northern portion.  The greenstone belts are host to the major gold deposits, which are currently the subject of intense exploration activity and mine development.  The Tanzania Craton is surrounded by two lower Proterozoic belts of crystalline high-grade metamorphic rocks, the Ubendian system to the west and the Usagaran System to the east.  The initiation of the East African Rift system led to the development of graben structures within the Usagaran-Ubendian rocks in southeast Tanzania.  The Karoo rocks are a sedimentary system that developed within intermontain basins formed by grabens.  They comprise continental sandstones, siltstones and shales of Permian to Lower Jurassic ages.  Total thickness of sediments is believed to be up to 6,000 meters.  The Luwegu Basin is the largest of the Karoo basins.  Other basins include those at Ruhuhu and the small basin at Mbamba Bay.

The Karoo system is prevalent all over southern Africa, reaching its northernmost outcrop in Tanzania.  The Karoo system exhibits a number of features that are favorable for the development of sandstone-hosted uranium deposits similar to other uranium bearing regions of the world.  The Karoo rocks of South Africa were explored for sandstone-hosted uranium deposits in the late 1970’s and 1980’s, leading to the discovery of a number of significant deposits within the Beaufort Basin.

Tanzania, with a sequence of rocks spanning in age from Archaean to Recent, is rich in a wide range of minerals.  Gold and diamonds has always been the mainstay of the country’s mineral production.  Other minerals of economic interest include ferrous metals, base metals and platinum group metals (“PGMs”), tungsten, gemstones, phosphates, salt, coal, kaolin, building materials and tin.  Geologically, both the Archaean and Proterozoic rocks are prospective for base metals and PGMs.

Tanzania is home to some of the largest mines in production today, including Barrick’s Bulyanhulu underground gold mine, currently with 12 million ounces of proven and probable gold reserves.  In 2008, the mine produced 200,000 ounces of gold at total cash costs of $620 per ounce.  Tanzania also holds AngloGold Ashanti’s Geita open pit gold mine, currently with 12.4 million ounces of proven and probable gold reserves.  In 2007, the mine produced 327,000 ounces of production at total cash costs of $601 per ounce.  Mining contributes 2.3 percent of Tanzania’s GDP presently, a figure projected to grow to 10 percent by 2025.

Tanzania has become the investment destination of choice for some of the world's major mining companies.  The cornerstone of the rebirth of the central African state has been a reworking of Tanzania's mining legislation.  The new regulatory framework around the country's resource sector has been customized to entice global mining companies to sink dollars into fixed investment in the country.  As with many other southern and central African states, Tanzania is well endowed with a wealth of minerals; gold, copper, zinc, diamonds and of course, tanzanite and the government is eager to capitalize on the country's natural riches.

General Geological Map of Tanzania

Competition

We are a junior mineral resource exploration company.  We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties.  Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us.  Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties.  In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties.  This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development.  This competition could have an adverse impact on our ability to achieve the financing necessary for us to conduct further exploration of our joint venture mineral property.

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

Employees

We have no significant employees other than our officer and director. We plan to retain independent geologists and consultants on a contract basis to conduct the work programs on our mineral property in order to develop our plan of operations.

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

At August 31, 2009 we had cash of $5,838 and a working capital deficit of $130,107.  Accordingly, we have insufficient funds to enable us to complete the required phases of our acquisition or exploration program and satisfy our on-going general and administrative expenses over the next twelve months.  During the twelve-month period after the date hereof, we anticipate that we will not generate any revenues through operations.  As such, we will be required to obtain additional financing in order to complete our planned acquisition and operations over the next twelve months or any additional exploration of our joint venture prospecting licenses to determine whether any mineral deposit exists on these claims.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  Obtaining additional financing would be subject to a number of factors.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.  If we are unable to obtain additional financing when needed, our business plan will fail.

Because we have only recently commenced business operations, we face a high risk of business failure and this could result in a total loss of your investment.

We were incorporated on May 3, 2006, and to date have been involved primarily in organizational activities, evaluating resource projects.  We have not earned any revenues and have not achieved profitability as of the date of this annual report.  Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the prospecting licenses that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates.  We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations.  If we are unsuccessful in addressing these risks, our business will likely fail and you may lose your entire investment in our shares.

Because we do not have any revenues, we expect to incur operating losses for the foreseeable future.

We have never earned revenues and we have never been profitable.  Prior to completing exploration on the property underlying our joint venture prospecting licenses, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.  If we are unable to generate financing to continue the exploration of our joint venture prospecting licenses, we will fail and you may lose your entire investment in our shares.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $429,699 for the period from May 3, 2006 (inception) to August 31, 2009, and have no revenues to date.  Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our joint venture prospecting licenses.  These factors raise substantial doubt that we will be able to continue as a going concern.

Our financial statements included with this annual report have been prepared assuming that we will continue as a going concern.  Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for our fiscal year ended August 31, 2009.  If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

If our costs of exploration are greater than anticipated, then we will not be able to complete the exploration program for our joint venture prospecting licenses without additional financing, of which there is no assurance that we would be able to obtain.

We are proceeding with the initial stages of exploration on our joint venture prospecting licenses.  We are proceeding to carry out an exploration program that has been recommended in a geological report prepared for our joint venture partner, Douglas Lake Minerals Inc. dated July 10, 2009 that we obtained on our joint venture prospecting licenses.  This exploration program outlines a budget for completion of the recommended exploration program.  However, there is no assurance that our actual costs will not exceed the budgeted costs.  Factors that could cause actual costs to exceed budgeted costs include increased prices due to competition for personnel and supplies, unanticipated problems in completing the exploration program and delays experienced in completing the exploration program.  Increases in exploration costs could result in us not being able to carry out our exploration program without additional financing.  There is no assurance that we would be able to obtain additional financing in this event.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

We are in the initial stages of due diligence and exploration of our joint venture prospecting licenses, and thus have no way to evaluate the likelihood that we will be successful in establishing commercially exploitable reserves of minerals on our prospecting licenses.  Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The search for valuable minerals as a business is extremely risky.  We may not find commercially exploitable reserves of minerals our joint venture prospecting licenses.  Exploration for minerals is a speculative venture necessarily involving substantial risk.  The expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of ore.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the joint venture prospecting licenses that we plan to undertake.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  In such a case, we would be unable to complete our business plan.

We cannot accurately predict whether commercial quantities of ores will be established.

Whether an ore body will be commercially viable depends on a number of factors beyond our control, including the particular attributes of the deposit such as size, grade and proximity to infrastructure, as well as mineral prices and government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection.  We cannot predict the exact effect of these factors, but the combination of these factors may result in a mineral deposit being unprofitable which would have a material adverse effect on our business.  We have no mineral producing properties at this time.  We have not defined or delineated any proven or probable reserves or resources on any of our properties.

We may not be able to establish the presence of minerals on a commercially viable basis.

We will need to incur substantial expenditures in an attempt to establish the economic feasibility of mining operations by identifying mineral deposits and establishing ore reserves through drilling and other techniques, developing metallurgical processes to extract metals from ore, designing facilities and planning mining operations.  The economic feasibility of a project depends on numerous factors beyond our control, including the cost of mining and production facilities required to extract the desired minerals, the total mineral deposits that can be mined using a given facility, the proximity of the mineral deposits to a user of the minerals, and the market price of the minerals at the time of sale.  Our existing or future exploration programs or acquisitions may not result in the identification of deposits that can be mined profitably and you could lose your entire investment.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards.  In the course of carrying out exploration of our joint venture prospecting licenses, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.  We currently have no such insurance nor do we expect to get such insurance for the foreseeable future.  If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all of our assets, resulting in the loss of your entire investment in our shares.

If we discover commercial reserves of precious metals on the property underlying our joint venture prospecting licenses, we can provide no assurance that we will be able to successfully advance the prospecting licenses into commercial production.

The property underlying our joint venture prospecting licenses does not contain any known bodies of ore.  If our exploration programs are successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the joint venture prospecting licenses into commercial production.  In such an event, we may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible, and you may lose your entire investment in our shares.

Our exploration activities are subject to various local laws and regulations.

We are subject to local laws and regulation governing the exploration, development, mining, production, importing and exporting of minerals; taxes; labor standards; occupational health; waste disposal; protection of the environment; mine safety; toxic substances; and other matters.  We require licenses and permits to conduct exploration and mining operations.  Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have a material adverse impact on our Company.  Applicable laws and regulations will require us to make certain capital and operating expenditures to initiate new operations.  Under certain circumstances, we may be required to close an operation once it is started until a particular problem is remedied or to undertake other remedial actions.  This would have a material adverse effect on our results and financial condition.

If we do not obtain clear title to our joint venture prospecting licenses, our business may fail.

While we have received proof of current title ownership in the name of the mineral claim optionor, this should not be construed as a guarantee of title.  The property underlying our joint venture prospecting licenses may be subject to prior unregistered agreements or transfers or land claims, and title may be affected by undetected defects.  If we are unable to obtain clear title you may lose your entire investment in our shares.

We are subject to risks inherent in the mining industry and at present we do not have any insurance against such risks.  Any losses we may incur that are associated with such risks may cause us to incur substantial costs which will have a material adverse effect upon our results of operations.

The business of mining for metals is generally subject to a number of risks and hazards including environmental hazards, industrial accidents, labor disputes, unusual or unexpected geological conditions, pressures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes.  At the present we do not intend to obtain insurance coverage and even if we were to do so, no assurance can be given that such insurance will continue to be available or that it will be available at economically feasible premiums.  Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability.  Moreover, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to companies in the mining industry on acceptable terms.  We might also become subject to liability for pollution or other hazards which may not be insured against or which we may elect not to insure against because of premium costs or other reasons.  Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations.  Mining operations will be subject to risks normally encountered in the mining business.

If we do not find a joint venture partner for the continued development of our joint venture prospecting licenses, we may not be able to advance our exploration work.

If the initial results of our mineral exploration program are successful, we may try to enter into a joint venture agreement with a partner for the further exploration and possible production of our joint venture prospecting licenses.  We would face competition from other junior mineral resource exploration companies if we attempt to enter into a joint venture agreement with a partner.  The possible partner could have a limited ability to enter into joint venture agreements with junior exploration programs and will seek the junior exploration companies who have the properties that they deem to be the most attractive in terms of potential return and investment cost.  In addition, if we entered into a joint venture agreement, we would likely assign a percentage of our interest in the prospecting licenses to the joint venture partner.  If we are unable to enter into a joint venture agreement with a partner, we may fail and you will lose your entire investment in our shares.

We rely on key members of management, the loss of whose services would have a material adverse effect on our success and development.

Our success depends to a certain degree upon certain key members of management and consultants.  These individual are a significant factor in our growth and success.  The loss of the service of these members could have a material adverse effect on our success and development.

Because our executive officer(s) may have other business interests now or in the future, they may not be able or willing to devote a sufficient amount of time to our business operation, causing our business to fail.

Our executive officer(s) are currently spending approximately 80% to 90% of their business time on providing management services to us.  While our officer(s) presently possess adequate time to attend to our interests, it is possible that the demands on them from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business.  This could negatively impact our business development.

We rely on consultants and engineers to perform our exploration activities.

Substantial expenditures will be required to develop the exploration infrastructure at any site chosen for exploration, to establish ore reserves through drilling, to carry out environmental and social impact assessments, and to develop metallurgical processes to extract the metal from the ore.  We may not be able to discover minerals in sufficient quantities to justify commercial operation, and we may not be able to obtain funds required for exploration on a timely basis.  Accordingly, you could lose your entire investment.

Because of the fiercely competitive nature of the mining industry, we may be unable to maintain or acquire attractive mining properties on acceptable terms which will materially affect our financial and other condition.

We operate in a highly competitive industry, competing with other mining and exploration companies, and institutional and individual investors, which are actively seeking minerals exploration properties throughout the world together with the equipment, labor and materials required to exploit such properties.  Many of our competitors have financial resources, staff and facilities substantially greater than ours.  The principal area of competition is encountered in the financial ability to cost effectively acquire prime minerals exploration prospects and then exploit such prospects.  Competition for the acquisition of minerals exploration properties is intense, with many properties available in a competitive bidding process in which we may lack technological information or expertise available to other bidders.  Therefore, we may not be successful in acquiring, exploring and developing profitable properties in the face of this competition.  No assurance can be given that a sufficient number of suitable minerals exploration properties will be available for acquisition, exploration and development.

We have uninsurable risks.

We may be subject to unforeseen hazards such as unusual or unexpected geological formations and other conditions.  We may become subject to liability for pollution, cave-ins or hazards against which we cannot insure or against which we may elect not to insure.  The payment of such liabilities may have a material adverse effect on our financial position.

We are subject to the volatility of metal and mineral prices.

The economics of developing metal and mineral properties are affected by many factors beyond our control including, without limitation, the cost of operations, variations in the grade ore or resource mined, and the price of such resources.  The market prices of the metals for which we are exploring are highly speculative and volatile.  Depending on the price of gold or other resources, we may determine that it is impractical to commence or continue commercial production.  The price of gold has fluctuated widely in recent years.  The price of gold and other metals and minerals may not remain stable, and such prices may not be at levels that will make it feasible to continue our exploration activities, or commence or continue commercial production.

Our business activities are conducted in Tanzania.

Our mineral exploration activities in Tanzania may be affected in varying degrees by political stability and government regulations relating to the mining industry and foreign investment in that country.  The government of Tanzania may institute regulatory policies that adversely affect the exploration and development (if any) of our properties.  Any changes in regulations or shifts in political conditions in this country are beyond our control and may materially adversely affect our business.  Our operations may be affected in varying degrees by government regulations with respect to restrictions on production, price controls, export controls, foreign exchange controls, income taxes, expropriation of property, environmental legislation and mine safety.

We may not have clear title to our properties.

Acquisition of title to mineral properties is a very detailed and time-consuming process, and title to our properties may be affected by prior unregistered agreements or transfer, or undetected defects.  Some of our joint venture prospecting licenses are currently subject to renewal by the Ministry of Energy and Minerals of Tanzania.  There is a risk that we may not have clear title to all our mineral property interests, or they may be subject to challenge or impugned in the future, which would have a material adverse effect on our business.

Our mineral property interests may be subject to other mining licenses.

Local residents in Tanzania may have registered the right to mine in small areas located within a prospecting license, such rights are evidenced by a mining license.  There can be no guarantee that we will be successful in negotiating with mining license owners to acquire their rights if we determine that we need their permission to drill or mine on the land covered by such mining licenses.

Risks related to our common stock

There is no significant trading market for our common stock as yet and if a market for our common stock does not develop, our investors may be unable to sell their shares.

We currently have our common stock quoted on the OTC Bulletin Board under the trading symbol RBYC.  The trading market for our common stock has not yet developed to any significant level.  We cannot provide our investors with any assurance that a significant public market will materialize for our common stock.  Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members.  The market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors.  In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

Our directors and officers are indemnified for any monies they pay in settlement of actions performed while a director or officer.

Sections 78.7502 and 78.751 of the Nevada Revised Statutes provide for indemnification of our officers and directors in certain situations where they might otherwise personally incur liability, judgments, penalties, fines and expenses in connection with a proceeding or lawsuit to which they might become parties because of their position with the Company.  We have authorized the indemnification of our officers and directors to the full extent available under the Nevada Revised Statutes.

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

Our stock is quoted on the OTC Bulletin Board of FINRA, which is generally considered to be a less efficient market than markets such as NASDAQ or the national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing.  Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Exchange Act.  The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions.  Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade "penny stock" because of the requirements of the "penny stock rules" and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities.  Because our securities are subject to the "penny stock rules", investors will find it more difficult to dispose of our securities.  Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our joint venture properties are described above under "Our Business".

Our executive offices are located at 767 3rd Avenue 36th Floor, New York, NY USA 10017. There is no formal lease and the facilities are available to us on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor are we aware of any legal proceedings pending or threatened against us or our properties other than as follows.

The Company’s former securities law firm, based in Vancouver, Canada, has made certain representations to various parties that they are planning to commence proceedings against us in order to collect their outstanding bill of approximately $117,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 13, 2009, the shareholders of Ruby Creek Resources Inc. voted in favor of proposal to change the jurisdiction of incorporation the Company from British Columbia (Canada) to Nevada.  The shareholders also voted in favor of a proposal to change the Company's authorized share capital from unlimited common shares without par value to 500,000,000 common shares with a par value of $0.001 per share.

The change in jurisdiction and the change in Authorized Share Capital was accomplished through the adoption by Ruby Creek Resources Inc. shareholders of certain resolutions and a plan of continuation under Section 308 of the Business Corporations Act of British Columbia which authorized Ruby Creek Resources Inc. to complete the jurisdiction change.  Upon completion of the jurisdiction change, Ruby Creek Resources Inc. commenced its incorporation in the State of Nevada and was thereafter governed under the Nevada Revised Statutes.  The Company ceased to be incorporated in British Columbia.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the OTC Bulletin Board under the symbol "RBYC" since January 2007.  The following table sets forth the high and low bid price per share of our common stock for the periods indicated.  These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High	Low
November 30, 2009	$0.17	$0.05
August 31, 2009	$0.14	$0.09
May 31, 2009	$0.15	$0.03
February 28, 2009	$0.07	$0.04
November 30, 2008	$0.30	$0.25
August 31, 2008	$0.20	$0.20
May 31, 2008	$0.20	$0.20
February 29, 2008	$0.20	$0.20
November 30, 2007	$0.30	$0.25
August 31, 2007	$0.20	$0.15
May 31, 2007	$0.20	$0.15
February 28, 2007	$0.25	$0.10

We had 15 registered shareholders of record as of December 10, 2009.

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

Recent Sales of Unregistered Securities

On July 20, 2009, the Company issued 400,000 restricted shares of common stock at a price of $0.05 per share for proceeds of $15,000, net of share issuance costs of $5,000.  As part of this private placement, the Company issued 200,000 share purchase warrants to purchase one share of common stock exercisable at $0.05 for a period of one year.  The fair value of these share purchase warrants using a risk-free rate of 2.57% and a volatility of 99% was 17,492 or $0.09 per warrant.  The shares were issued to David Bukzin and Double Trouble Productions, LLC.

Dividends

There are no restrictions in our Articles that prevent us from declaring dividends.  The business act governing corporations in the State of Nevada (Nevada Revised Statutes, Chapter 78), provides that a corporation may declare or pay a dividend unless there are reasonable grounds to believe that the corporation is insolvent or the payment of the dividend would render the corporation insolvent.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

The Company does not have a formal Compensation Plan.  From time to time, the Company grants warrants or options to specific directors, officers, employees or consultants as deemed necessary.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited financial statements as at August 31, 2009, August 31, 2008 and for the period from inception (May 3, 2006) to August 31, 2009 and (ii) the section entitled "Business", included in this annual report.  The discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this annual report.

Plan of Operations

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future.  We base this expectation, in part, on the fact that very few prospecting licenses in the exploration stage ultimately develop into producing, profitable mines.  Our future financial results are also uncertain due to a number of factors, some of which are outside our control.

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

Financial Condition

At August 31, 2009, we had cash of $5,838 and a working capital deficit of $130,107.  Accordingly, we have insufficient funds to satisfy our on-going general and administrative expenses over the next twelve months.  During the twelve-month period following the date hereof, we anticipate that we will not generate any revenues.  As such, we will be required to obtain additional financing in order to complete our planned operations over the next twelve months and any additional exploration of our joint venture prospecting licenses to determine whether any mineral deposit exists on these claims.

We believe that debt financing will be an alternative for funding additional phases of exploration.  We also anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  We are in the process of raising funds through a private placement offering of our shares of common stock.  However, there can be no assurance that we will complete the private placement or that the funds raised will be sufficient for us to pay our expenses beyond the next twelve months.  In the absence of such financing, we will not be able to finalize the acquisition or continue exploration of our joint venture prospecting licenses and our business plan will fail.  Even if we are successful in obtaining debt or equity financing to fund our acquisition and exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of any prospecting licenses we presently have or that we may acquire.  If we do not continue to obtain additional financing, we will be forced to abandon our plan of operations.

Results of Operations

The following table sets out our expenses and net losses for the periods indicated:

	For the Year Ended August 31, 2009 $	For the Year Ended August 31, 2008 $	For the Period from May 3, 2006 (Inception) to August 31, 2009 $

Expenses
Consulting services (Note 5)	25,595	-	25,595
Depreciation	272	238	650
Management services (Note 4)	15,335	13,945	68,634
Mineral property exploration costs (Note 3)	1	1,505	30,415
Office and general (Note 4)	36,596	8,273	54,689
Professional fees	117,969	72,250	262,160
Property impairment (Note 3)	9,771	-	9,771
Shareholder relations	2,344	1,500	5,060
Loss before other item	(207,883)	(97,711)	(456,974)

Interest income	6	737	4,930

Net loss	(207,877)	(96,974)	(452,044)

Results of Operations for the Years Ended August 31, 2008 and 2007

Revenues

We had no operating revenues since our inception (May 3, 2006) to August 31, 2009.  We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our expenses in the year ended August 31, 2009 increased to $207,877 from $97,711 in the year ended August 31, 2008, primarily as a result of increase in professional fees and office and general expenses.  Our largest expenses during these periods consisted of the following:

Professional Fees:  In the year ended August 31, 2009, we incurred professional fees of $117,969, compared to professional fees of $72,250 during the year ended August 31, 2008.

Office and General:  In the year ended August 31, 2009, we incurred office and general expenses of $36,596 compared to office and general expenses of $8,273 during the year ended August 31, 2008.

Net Loss

Our net loss for the year ended August 31, 2009 was $207,877, compared to $96,974 for the year ended August 31, 2008.

Liquidity and Capital Resources

We had cash of $5,838 and a working capital deficit of $130,107 at August 31, 2009.

On November 7, 2009, we entered into a joint venture agreement with Douglas Lake Minerals, Inc. through which the Company will acquire a portion of Douglas Lake’s interest in the 380 sq km Mkuvia Alluvial Gold Project joint venture.  Pursuant to the Agreement with Douglas Lake, Ruby Creek will earn a 70 percent interest in 125 square kilometers of the Mkuvia Gold Project by making payments totaling $3,000,000 over three years.  Douglas Lake will retain thirty percent (30%) and the original owner shall receive a net smelter royalty of three percent (3%).  The Agreement provides that Ruby Creek will make payments to Douglas Lake as follows:

  $100,000 within five business days of signing of the Agreement;  (Paid.)
  $150,000 within fifteen business days of signing of the Agreement;  (Due and owing)
  $100,000 upon satisfactory completion of the Company’s due diligence;
  $400,000 upon closing and grant of the first mining license from the government of Tanzania;
  $750,000 within one year of closing;
  $750,000 within two years of closing and
  $750,000 within three years of closing (this final payment may be made, at the Company’s discretion, in cash or in shares of common stock of the Company).

Based on this Agreement, we estimate that our total joint venture acquisition expenditures over the next twelve months will be approximately $1,500,000, as outlined above plus on ground property work.  This estimate does not take into account estimated expenditures with respect to professional fees, consulting fees, offices and general expenses or management fees and is contingent on the results of our receipt of sufficient financing.

At the present time, we have insufficient cash to proceed with phase one of our recommended work program while paying our ongoing general expenses, and we will be required to obtain additional financing to proceed with all phases of the recommended work program, as these expenditures will exceed our current cash reserves.

Cash Used in Operating Activities

Cash used in operating activities was $79,232 during the year ended August 31, 2009, as compared to $60,919 during the year ended August 31, 2008.  Cash used in operating activities from our inception on May 3, 2006 to August 31, 2009 was $278,131.

Cash Used in Investing Activities

Cash used in investing activities (interest in mineral properties) was $6,122 during the year ended August 31, 2009 and $4,177 for the year ended August 31, 2008. Cash used in investing activities from our inception on May 3, 2006 to August 31, 2009 was 11,231.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock.  From our inception on May 3, 2006 to August 31, 2009, we raised a total of approximately $295,200 from private offerings of our securities.  During the year ended August 31, 2009, we raised $20,000, for proceeds of $15,000, net of share issuance costs of $5,000, from the sale of securities as compared to no net cash from the sale of securities during year ended August 31, 2008.  The cash raised during the year ended August 31, 2009 was provided from the receipt of funds with respect to subscriptions for shares of our common stock.

On November 27, 2009, the Company issued two 1 year, $50,000, 11% convertible notes for total proceeds of $100,000, each note is convertible, in part or in full, into the Company’s common stock at an exercise price of $0.05 per common share, interest on these two notes are paid quarterly.  In addition, each holder of the note is entitled to receive warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.05 for a term of three years.  The proceeds of these notes were used to make the first $100,000 installment in the Joint Venture Agreement described previously.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the prospect lease and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities.  For these reasons our auditors stated in their report on our audited financial statements for the year ended August 31, 2009 that they have substantial doubt we will be able to continue as a going concern.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP SFAS 157-4 which provides additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased.  FSP SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP SFAS 157-4 requires the disclosure of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.  The adoption of this statement did not have a material impact on the Company’s results of operations and financial position.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 applies to both interim financial statements and annual financial statements.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  The Company will adopt SFAS 166 in fiscal 2010.  The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”).  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period.  The Company will adopt SFAS 167 in fiscal 2010.  The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”).  ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company has not yet adopted the requirements of ASC 105 but expect the impact of ASC 105 to have no material effect on the Company’s financial condition or results of operation.

On August 28, 2009, ASU 2009-05 was issued by the FASB. ASU 2009-05 will amend ASC 820-10, “Fair Value Measurements and Disclosures-Overall,” by providing additional guidance clarifying the measurement of liabilities at fair value.  When a quoted price in an active market for the identical liability is not available, the amendments in ASU 2009-05 will require that the fair value of a liability be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, the amendments in ASU 2009-05 clarify that when estimating the fair value of a liability, an entity is not required to include a separate input or adjustment to other inputs to the existence of a restriction that prevents the transfer of the liability.  The Company adopted the provisions of ASU 2009-05 on October 1, 2009.  Its adoption did not have a material impact on the Company’s financial condition, results of operations, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Ruby Creek Resources Inc.

(An Exploration Stage Company)

August 31, 2009

                                                                                                                                                               Index

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Ruby Creek Resources, Inc.

We have audited the accompanying balance sheets of Ruby Creek Resources, Inc (an exploration stage company) as of August 31, 2009 and 2008 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended August 31, 2009 and 2008 and the period from May 3, 2006 (inception) through August 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Ruby Creek Resources, Inc. as of August 31, 2009 and 2008 and the results of its operations and its cash flows for the years ended August 31, 2009 and 2008 and the period from May 3, 2006(inception) through August 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“DMCL”

Dale Matheson Carr-Hilton Labonte LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

December 7, 2009

Ruby Creek Resources Inc.

(An Exploration Stage Company)

Balance Sheets

	August 31, 2009 $	August 31, 2008 $

ASSETS

Current Assets
Cash	5,838	76,192
Receivables	371	4,813
Prepaid expenses	285	-

	6,494	81,005

Equipment, net of depreciation of $650 (2008: $378)	810	554
Interest in mineral properties (Note 3)	-	4,177

	7,304	85,736

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	107,308	46,590
Due to related parties (Note 4)	29,293	113

	136,601	46,703

Stockholders’ Equity (Deficit)

Common stock, 500,000,000 shares authorized, par value $0.001 8,737,001 (2008 – 8,337,001) shares issued and outstanding (Note 5)	8,737	8,337

Additional paid in capital (Note 5)	311,010	271,863
Donated capital	3,000	3,000

Deficit accumulated during the exploration stage	(452,044)	(244,167)

	(129,297)	39,033

	7,304	85,736

Going Concern (Note 1)

Subsequent Events (Note  8)

Ruby Creek Resources Inc.

(An Exploration Stage Company)

Statements of Operations

	For the Year Ended August 31, 2009 $	For the Year Ended August 31, 2008 $	For the Period from May 3, 2006 (Inception) to August 31, 2009 $

Expenses
Consulting services (Note 5)	25,595	-	25,595
Depreciation	272	238	650
Management services (Note 4)	15,335	13,945	68,634
Mineral property exploration costs (Note 3)	1	1,505	30,415
Office and general (Note 4)	36,596	8,273	54,689
Professional fees	117,969	72,250	262,160
Property impairment (Note 3)	9,771	-	9,771
Shareholder relations	2,344	1,500	5,060
Loss before other item	(207,883)	(97,711)	(456,974)

Interest income	6	737	4,930

Net loss	(207,877)	(96,974)	(452,044)

Net loss per share – basic and diluted	(0.02)	(0.01)

Weighted average number of common shares outstanding - basic and diluted	8,383,027	8,337,001

Ruby Creek Resources Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

From May 3, 2006 (Date of Inception) to August 31, 2009

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid In		Exploration	Donated
	Shares	Amount	Capital	Subscriptions	Stage	Capital	Total
		$	$	$	$	$	$

Balance – May 3, 2006 (Date of Inception)	1	–	–	–	–	–	–

Issuance of common shares for cash
at $0.01 per share	4,500,000	4,500	40,500	–	–	–	45,000

Issuance of common shares for cash
at $0.05 per share	2,970,000	2,970	145,530	–	–	–	148,500

Issuance of common shares for cash
at $0.10 per share	867,000	867	85,833	(5,000)	–	–	81,700

Donated rent and management services	–	–	–	–	–	3,000	3,000

Net loss	–	–	–	–	(19,696)	–	(19,696)

Balance – August 31, 2006	8,337,001	8,337	271,863	(5,000)	(19,696)	3,000	258,504

Cash received for stock subscription			–	5,000			5,000

Net loss	–	–		–	(127,497)	–	(127,497)

Balance – August 31, 2007	8,337,001	8,337	271,863	–	(147,193)	3,000	136,007

Net loss	–	–	–	–	(96,974)	–	(96,974)

Balance – August 31, 2008	8,337,001	8,337	271,863	–	(244,167)	3,000	39,033

Issuance of common shares for cash
at $0.05 per share	400,000	400	14,600	–	–	–	15,000
Stock based compensation	–	–	24,547	–	–	–	24,547
Net loss	–	–	–	–	(207,877)	–	(207,877)

Balance – August 31, 2009	8,737,001	8,737	311,010	–	(452,044)	3,000	(129,297)

Ruby Creek Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

	For the Year Ended August 31, 2009 $	For the Year Ended August 31, 2008 $	For the Period from May 3, 2006 (Inception) to August 31, 2009 $

Cash flows from operating activities:

Net loss	(207,877)	(96,974)	(452,044)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	272	238	650
Donated rent	-	-	1,500
Donated services	-	-	1,500
Property impairment	9,771	-	9,771
Stock based compensation	24,547	-	24,547

Net changes in non-cash working capital items:
Receivables	4,442	2,011	(371)
Prepaid expenses	(285)	-	(285)
Accounts payable and accrued liabilities	60,718	33,806	107,308
Due to related parties	29,180	-	29,293

Net cash flows used in operating activities	(79,232)	(60,919)	(278,131)

Cash flows from investing activities
Purchase of equipment	(528)	-	(1,460)
Interest in mineral properties	(5,594)	(4,177)	(9,771)

Net cash flows used in investing activities	(6,122)	(4,177)	(11,231)

Cash flows from financing activities
Issuance of common shares	15,000	-	295,200

Net cash flows from financing activities	15,000	-	295,200

Net increase (decrease) in cash	(70,354)	(65,096)	5,838

Cash - beginning	76,192	141,288	–

Cash - ending	5,838	76,192	5,838

Supplemental disclosure with respect to cash flows:

Interest paid	–	–	–
Income taxes paid	–	–	–

1.     Nature of Business

Ruby Creek Resources Inc. (the “Company”) was incorporated in the Province of British Columbia on May 3, 2006.  The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. The Company’s principal business is the acquisition and exploration of mineral properties.  The Company has not presently determined whether its mineral properties contain mineral reserves that are economically recoverable.

Effective January 29, 2009, the Company changed its jurisdiction from the Province of British Columbia to the State of Nevada.  Effective the same date, the Company's authorized capital was changed from an unlimited number of common shares without par value to 500,000,000 common shares with a par value of $0.001 per share.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company is in the exploration stage and has not generated revenues since inception.  The Company has incurred significant losses to date and further losses are anticipated raising substantial doubt about the ability of the Company to continue operating as a going concern.  The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves on its resource properties and ultimately on the attainment of future profitable operations.  The Company is currently negotiating with certain shareholders and new investors on terms for a private equity and/or convertible debt financing which, if completed, would provide sufficient working capital to finance the company’s operations for the next twelve months. As at August 31, 2009, the Company has accumulated losses of $452,044 since inception.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.     Summary of Significant Accounting Policies

a)     Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company’s fiscal year-end is August 31.

b)     Equipment

Equipment is recorded at cost and depreciation is calculated at the annual rate of 30% on a declining balance.

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

d)     Basic and Diluted Net Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires  presentation of both basic and diluted earnings per share on the face of the statement of operations.  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

2.     Summary of Significant Accounting Policies (continued)

e)     Cash

Cash and cash equivalents consists of cash in bank and highly liquid investments which are readily convertible into cash with maturities of three months or less when purchased.

f)      Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at August 31, 2009, the Company has no items that are included in comprehensive loss and, therefore, has not included a schedule of comprehensive loss in these financial statements.

g)     Mineral Property Costs

The Company has been in the exploration stage since its formation on May 3, 2006 and has not realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mineral properties.

Pursuant to EITF 04-2, the Company classifies its mineral rights as tangible assets and accordingly acquisition costs are initially capitalized as mineral property costs.  Generally accepted accounting principles require that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  In performing the review for recoverability, the Company is to estimate the future cash flows expected to result from the use of the asset and its eventual disposition.  If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized.  Mineral exploration costs are expensed as incurred until commercially mineable deposits are determined to exist within a particular property. To date the Company has not established any proven or probable reserves.

The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets. As of August 31, 2009, any potential costs related to the retirement of the Company’s mineral property interests have not yet been determined.

h)     Financial Instruments

Financial instruments, which include cash, accounts payable and accrued liabilities and amounts due to related parties, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments.  The fair value of the Company’s rights to purchase net smelter return royalties is not determinable at the current stage of the Company’s exploration program.  Accordingly, no value has been assigned by management.

Currently, the Company has no hedging instruments and does not use derivative instruments to reduce its exposure to foreign currency risk.

i)      Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

j)      Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has adopted SFAS No. 109 “Accounting for Income Taxes,” as of its inception.  Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward.  Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

2.     Summary of Significant Accounting Policies (continued)

j)       Income Taxes (continued)

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48").  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized  in the financial statements. FIN 48 provides guidance on the  presentation of such  positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 was adopted by the Company on September 1, 2007.

k)     Foreign Currency Translation

These financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at the transaction date.  Revenue and expenses are translated at average rates of exchange during the year.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

l)      Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

m)   Recent Accounting Pronouncements

In April 2009, the FASB issued FSP SFAS 157-4 which provides additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased.  FSP SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP SFAS 157-4 requires the disclosure of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.  The adoption of this statement did not have a material impact on the Company’s results of operations and financial position.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 applies to both interim financial statements and annual financial statements.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  SFAS 165 does not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  The Company will adopt SFAS 166 in fiscal 2010.  The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”).  The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period.  The Company will adopt SFAS 167 in fiscal 2010.  The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as            the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company has not yet adopted the requirements of ASC 105 but expect the impact of ASC 105 to have no material effect on the Company’s financial condition or results of operation.

On August 28, 2009, ASU 2009-05 was issued by the FASB. ASU 2009-05 will amend ASC 820-10, “Fair Value Measurements and Disclosures-Overall,” by providing additional guidance clarifying the measurement of liabilities at fair value.  When a quoted price in an active market for the identical liability is not available, the amendments in ASU 2009-05 will require that the fair value of a liability be measured using one or more of the listed valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs.  In addition, the amendments in ASU 2009-05 clarify that when estimating the fair value of a liability, an entity is not required to include a separate input or adjustment to other inputs to the existence of a restriction that prevents the transfer of the liability.  The Company will adopt the provisions of ASU 2009-05 on October 1, 2009.  The adoption is not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows.

3.             Mineral Properties

Pursuant to an agreement dated July 15, 2006, as amended on July 9, 2008, the Company acquired an option to earn a 100% interest in the Moore Creek Property (the “Property”) located in the Iskut River region, British Columbia, Canada in exchange for cash payments totalling CDN$100,000 over 4 years, payable as follows:

(a)   $2,500 on October 15, 2006 (paid);

(b)   $2,000 on April 15, 2008 (paid);

(c)    $1,500 on September 30, 2008 (paid);

(d)   $3,500 on May 31, 2009; (paid)

(e)   $3,000 on September 30, 2009; (not paid)

(f)    $15,000 on October 31, 2009; (not paid)

(g)   $20,000 on March 31, 2010; and

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

During the year ended August 31, 2009 the Company expensed $5,548 (2008 - $1,505) in exploration costs and received $5,547 (2008 – Nil) from B.C. Mining Tax Credits for net mineral property costs of $1(2008 - $1,505).  In November 2009, the option agreement was terminated as the Company changed its focus to another property.  As a result, the Company has written of costs of $9,771 at August 31, 2009.  The Company is in negotiations with the property vendor on a final termination payment, it is expected to be approximately $5,000.

4.     Related Party Transactions

At August 31, 2009, the Company owed a director $29,293 (2008 - $113).  These funds are unsecured, do not bear interest and have no fixed terms of repayment.

The former President, another former director and a company with a former director in common with the Company provided management and geological services and office premises to the Company.  During the year ended August 31, 2009, management services of $11,286 (2008 - $6,973), geological services of $2,697 (2008 - $1,505) and rent of $4,411 (2008 - $4,687) were recorded.  In addition, management services of $1,847 (2008 - $6,973) were provided by a significant shareholder.

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

e)     Effective January 29, 2009, the Company changed its jurisdiction from the Province of British Columbia to the State of Nevada. Effective the same date, the Company's authorized capital was changed from an unlimited number of common shares without par value to 500,000,000  common shares with a par value of $0.001 per share.

f)    On July 20, 2009, the Company issued 400,000 shares of common stock at a price of $0.05 per share for proceeds of $15,000, net of share issuance costs of $5,000.  As part of this private placement, the Company issued 200,000 share purchase warrants to purchase 200,000 shares of common stock exercisable at $0.05 for a period of one year.  The Company estimated the fair value of these warrants to be $17,492 at the date of grant, using the Black Scholes pricing model which used an expected life of one year, a risk-free interest rate of 2.57% and an expected volatility of 99%.  The fair value of the warrants has been included in additional paid in capital.

Stock Options

On July 15, 2009, the Company granted 50,000 compensation warrants to a director at an exercise price of $0.05 per share for a term of 5 years.  These options vest on November 1, 2009.  The Company estimated the fair value of these warrants to be $5,107 at the date of grant, using the Black Scholes pricing model which used an expected life of three year, a risk-free interest rate of 2.57% and an expected volatility of 99%.  Stock-based compensation of $2,202 was recorded during the year ended August 31, 2009 and the remainder of $2,905 will be recorded in the quarter ending November 30, 2009.

On July 15, 2009, the Company granted 1,750,000 stock options to consultants at an exercise price of $0.05 per share for a term of 5 years.  These options vest 25% every three months over a period of one year.  The Company estimated the fair value of these options to be $178,760 at the date of grant, using the Black Scholes pricing model which used an expected life of three year, a risk-free interest rate of 2.57% and an expected volatility of 99%.  Stock-based compensation of $22,345 was recorded during the year ended August 31, 2009 and the remainder will be recorded over the term of vesting.

5.     Common Stock (continued)

	August 31, 2009		August 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, beginning of year	-	$ -	-	$ -
Granted	1,800,000	0.05	-	-
Exercised	-	-	-	-
Cancelled/Expired	-	-	-	-
Balance, end of year	1,800,000	$0.05	-	$ -
Exercisable, at end of year	-	$0.05	-	$ -

As of August 31, 2009, Nil stock options have vested and 1,800,000 stock options remain unvested.  The weighted average remaining life of the unvested stock options is 4.88 years.

      Share Purchase Warrants

	August 31, 2009		August 31, 2008
	Warrants	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, beginning of year	-	$ -	-	$ -
Issued	200,000	0.05	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance, end of year	200,000	$ 0.05	-	$ -

The weighted average remaining life of all outstanding share purchase warrants is 0.88 years.

6.      Commitments

In July 2009, the Company entered into five consulting services agreements and one advisory agreement.  The first consulting services agreement provided for a monthly fee of $2,500 per month ending on September 30, 2009 and a grant of 50,000 five year stock options exercisable at $0.05.  The other four consulting services agreements are for a term of one year and a combined granting of 1,650,000 five year stock options exercisable at $0.05.  The advisory agreement is for a term of one year and a grant of 100,000 five year stock options exercisable at $0.05 plus remuneration at $500 per day.

                Refer to Note 8 – Subsequent Events

7.      Income Taxes

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate to income before income taxes.  The difference results from the following items:

	2009	2008
Net loss before income taxes	$(207,877)	$(96,974)
Statutory tax rate	35%	31%

Expected tax expense (recovery)	(72.757)	(30,062)
Unrecognized items for tax purposes	37.180	540
Increase in valuation allowance	35,577	29,522

Income tax provision	$-	$-

Effective January 29, 2009, the Company changed its jurisdiction from the Province of British Columbia to the State of Nevada.  As a result, the Company relinquished approximately $293,000 in non-capital losses and $33,000 in capital pool losses. As of August 31, 2009, the Company has net operating loss carry-forwards amounting to approximately $102,000 which may be available to reduce future year’s taxable income.  These carry-forwards will expire, if not utilized, commencing in 2029.  Management believes that the realization of the benefits from this deferred tax assets appears uncertain due to the Company’s limited operating history and continuing losses.  Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

The Company’s tax-effected deferred income tax assets are estimated as follows:

	2009	2008
Potential future income tax assets
Non-capital losses available	$ 34,577	$ 65,716
Equipment	-	289
Interest in mineral properties	-	10,723
Other capital pools	-	430
Less: valuation allowance	(34,577)	(77,158)

Net deferred income tax asset	$ -	$ -

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

8.             Subsequent Events

On November 7, 2009, the Company entered into a Joint Venture Agreement (the “Agreement”) with Douglas Lake Minerals Inc. (“Douglas Lake”), for the right to acquire and develop a portion of Douglas Lake’s Mkuvia Gold Project.

Pursuant to the terms of the Agreement, the Company will earn a seventy percent (70%) interest in 125 square kilometers of the 380 square kilometer Mkuvia Gold Project by making payments totaling $3,000,000 over three years.  The Agreement provides that the Company will make initial payments to Douglas Lake of $250,000 of which $100,000 has been paid to date and $150,000 is due and payable.  The Company will then conduct a due diligence on the property which should take approximately 90 days.  Because of the current rainy season conditions, it has yet to be determined when the Company can begin this process.  On confirmation of satisfactory due diligence, the Company will make an additional $100,000 payment and both parties will move to closing.  Closing is expected to occur shortly after the 90 day due diligence period by the Company.  On the day of the closing and receipt of the first mining license, the Company will make another payment of $400,000 to Douglas Lake for a total of $750,000 in payments from the signing of the agreement to the closing.  The Company will also pay an additional $750,000 for a total of $1,500,000 within 12 months of closing.  Additionally, the Agreement provides that within 12 months of closing, the Company has the option to increase its interest to 75 percent of the 125 square kilometers by making an additional $1,000,000 payment to Douglas Lake.  The Company will make additional payments of $750,000 each within 24 and 36 months of the closing.  In all cases, the original owner of the prospecting licenses retains a 3 percent Net Smelter Royalty as per the Joint Venture Agreement between the owner and Douglas Lake.

The Mkuvia Alluvial Gold Project is located in the Liwale and Nachingwea Districts, Lindi Region of the United Republic of Tanzania.  In addition to entering into the above described agreement, The Company fully relinquished its option on an interest in eight mineral claims known as the "More Creek Properties" located in the Iskut River region of northern British Columbia, Canada.

Subsequent to August 31, 2009, the Company entered into four consulting services agreements and one advisory agreement and issued a total of 2,000,000 stock options to four consultants and one director, each stock option entitles the holder to purchase one common share at $0.05 for a term of five years.  Of these options, 900,000 vest 25% every three months over a period of one year and the other 1,100,000 options vested immediately.  One consulting services agreement provides for a monthly fee of $1,500 and the one advisory agreement provides for remuneration at $500 per day.  The terms of all of the agreements are for a period of one year.

On November 27, 2009, the Company issued two 1 year, $50,000, 11% convertible notes for total proceeds of $100,000.  Each note is convertible, in part or in full, into the Company’s common stock at an exercise price of $0.05 per common share, and interest is to be paid quarterly.  In addition, each holder of the note received warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.05 for a term of three years.  The proceeds of these notes were used to make the first $100,000 instalment in the Joint Venture Agreement described above.

The Company evaluated subsequent events through the financial statement filing date of December 14, 2009.

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

Ruby Creek Resources Inc.'s management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are disclosed below.

Lack of Appropriate Independent Oversight.  The Board of Directors has not provided an appropriate level of oversight of the Company's financial reporting and procedures for internal control over financial reporting, including appropriate authorization of transactions.  Throughout the fiscal year ended August 31, 2009, the Company engaged in a number of related party transactions in which the individual who authorizes the transactions for either party is common to both parties.  There are, at present, no independent Directors who could provide an appropriate level of oversight, including challenging management's accounting for and reporting of the transactions.

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

As a result of the material weaknesses in internal control over financial reporting described above, Ruby Creek’s management has concluded that, as of August 31, 2009, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

Ruby Creek is currently attempting to remedy the Lack of Adequate Independent Oversight (as described above) by searching for and recruiting qualified individuals to sit as independent board members whose mandate is to oversee management.  The Company is not in a financial position to effectively remediate the Lack of Segregation of Duties at this time, however, improvements to Independent Oversight will challenge management to justify the information produced for the period-end financial reporting process.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

The Company's present officers and directors are as follows.

Name of Director	Age	Positions
Rob Slavik	57	President, Chief Executive Officer, Principal Executive Officer and Director

The following sets forth certain information concerning our officers and directors:

In addition to his executive and board positions with the Company, Mr. Slavik has served as the President, Chief Executive Officer and as a member of the board of directors of Tanzanian Goldfields Company, a mining company, since 2008, President of Vitalstate since 2008, President of Ariel Resources since 2004, and as President and a member of the board of directors of Pacific Gems Trading Company, a gem and resources company, since 1999.  Mr. Slavik served as the President of T-Rex Vehicles Corporation, a specialty vehicles company, from 2007 through 2008 and as a consultant for Notre Dame Capital, a Canadian venture capital company, from 2006 through 2007.  He served as a consultant to Groupe InterCapital, another Canadian venture capital company, from 2006 through 2007.  Mr. Slavik was the Operations Manager of Savoy Resources Corp, a China-based mining company, from 2004 through 2005 and served as that company’s president in 2004 and 2005.  Mr. Slavik graduated in engineering and business administration from the British Columbia Institute of Technology.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until they resign or are removed from the board in accordance with our Articles of Incorporation.  Our officers are appointed by our Board of Directors and hold office until they resign or are removed from office by the Board of Directors.

Significant Employees

Other than our executive officer(s) listed above, we do not have any significant employees.

Family Relationships

There are no family relationships among our directors or executive officers.

Committees of the Board of Directors

We presently have an Audit Committee comprised the president, Rob Slavik.  We presently do not have a compensation committee, a nominating committee, an executive committee of our Board of Directors, stock plan committee or any other committees.  However, our Board of Directors is considering establishing various committees during the current fiscal year.

Our Board of Directors has determined that at present there is no audit committee financial expert serving on the Audit Committee.  The Company is in the exploration stage and has limited financial resources and plans to add an audit committee financial expert to the Audit Committee as the Company's operations ramp up and financial resources permit.

Code of Ethics

Our Board of Directors has adopted a code of ethics applicable to its principal executive officer, its principal financial officer, its principal accounting officer or controller, or persons performing similar functions.  We have not done so due to our limited operating history to date.  Our Board of Directors intends to consider and adopt a code of ethics in the near future.

Involvement in Certain Legal Proceedings

None of our directors, executive officers and control persons have been involved in any of the following events during the past five years other than as disclosed:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

    Rob Slavik, president of Ruby Creek Resources, Inc., is a director of T-Rex Vehicles Corporation, a Nevada corporation and served as president the company’s Quebec subsidiary, T-Rex Vehicules, Inc., in the winding down and eventual bankruptcy proceedings of the subsidiary from October to March 2008.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based on our review of the copies of such forms we received, we believe that during the fiscal year ended August 31, 2009 all such filing requirements applicable to our officers and directors were complied with.

Limitation of Liability of Directors

Pursuant to our Sections 78.7502 and 78.751 of the Nevada Revised Statutes and our bylaws, we may indemnify an officer or director who is made a party to any proceeding, because of his position as such, to the fullest extent authorized by the Nevada Revised Statutes, as the same exists or may hereafter be amended.  In certain cases, we may advance expenses incurred in defending any such proceeding.

To the extent that indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling our Company pursuant to the foregoing provisions, we have been informed that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.  If a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of our Company in the successful defense of any action, suit or proceeding) is asserted by any of our directors, officers or controlling persons in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of that issue.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following table sets forth the compensation paid to our executive officers during the during the following fiscal years:

Summary Compensation Table

Name and Principal Position	Year Ended August 31,	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rob Slavik President, CFO, Director	2009	Nil	Nil	Nil	Sept 1 1,100.000 warrants at $0.05	Nil	Nil	Nil	Nil
Brian Roberts (former) President(1)	2009	11,286	Nil	Nil	50,000 warrants at $0.05	Nil	Nil	Nil	11,286
	2008	6,973	Nil	Nil	Nil	Nil	Nil	Nil	6,973
	2007	19,832	Nil	Nil	Nil	Nil	Nil	Nil	19,832
	2006	1,500	Nil	Nil	Nil	Nil	Nil	Nil	1,500
Ian Foreman, (former) CFO (2)	2009	2,697	Nil	Nil	Nil	Nil	Nil	Nil	2,697
	2008	Nil	Nil	Nil	Nil	Nil	Nil	1,505 (3)	1,505 (3)
	2007	Nil	Nil	Nil	Nil	Nil	Nil	1,379 (3)	1,379 (3)
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Wayne Waters (former) Director (4)	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

1)  Mr. Roberts was appointed President and CEO of our Company in May 2006.  He tendered his resignation as President on June 18, 2009 and as a Director on November 7, 2009.

(2)  Mr. Foreman was appointed CFO of our Company in September 2006.  Mr. Foreman tendered his resignation as of June 18, 2009.

(3)  The Company paid $2,697 during the year ended August 2008 and $1,505 during the year ended August 31, 2008 to Foremost Geological Consulting, of which Ian Foreman is the principal, as payment for certain geological consulting work rendered by that entity.  Mr. Foreman has not received any compensation for serving as an executive officer of our company.

(4)  Mr. Waters was appointed to the Board in the position of Director in May 2006.  Mr. Waters tendered his resignation as of June 18, 2009.

Outstanding Equity Awards

On July 15, 2009, the Company granted 50,000 compensation warrants to Brian Roberts a director at the time of issuance, at an exercise price of $0.05 per share for a term of 5 years. These compensation warrants vested on November 1, 2009.

On July 15, 2009, the Company granted a total of 1,750,000 stock options to consultants at an exercise price of $0.05 per share for a term of 5 years.  These options vest 25% quarterly over a period of one year.  The stock options were issued as follows: 600,000 to a consulting firm, 900,000 to David Bukzin, 100,000 to Ian Foreman and 75,000 each to 2 to consultants.  These options fully vest as of July 15, 2010.

On September 1, 2009, the Company granted 1,100,000 options to Rob Slavik, an officer and director of the Company.  The options have no vesting provisions.

On October 1, 2009, the Company granted 350,000, a consultant to the Company.  The options fully vest on July 1, 2010.

On October 15, 2009, the Company granted 150,000 options to a New York-based law firm for services.  The options fully vest on October 15, 2010

On November 1, 2009, the Company granted 150,000 options to a California-based law firm for services.  The options fully vest on November 1, 2010.

On November 1, 2009, the Company granted 250,000 options to Ron Shenton.  The options fully vest on August 1, 2010.

Compensation of Directors

Some of our directors received cash or non-cash compensation for their services.  They are, also, reimbursed for any out-of-pocket expenses they may incur in connection with our business.  The following table shows, in tabular format, the compensation paid to our directors during our last fiscal year.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rob Slavik	Nil	Nil	Sept 1 1,100.000 warrants at $0.05	Nil	Nil	Nil	Nil
Brian Roberts	11,286	Nil	50,000 warrants at $0.05	Nil	Nil	Nil	Nil
Ian Foreman	2,697	Nil	Nil	Nil	Nil	Nil	Nil
Wayne Waters	Nil	Nil	Nil	Nil	Nil	Nil	Nil

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of December 10, 2009 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Name and address of beneficial owner	Amount and nature of Beneficial Owner(1)	Percentage of Class(2)
Directors and Officers:
Rob Slavik President	4,520,000	51.2% (1)
All officers and directors as a group (one individuals)	4,520,000	51.2%
5% Shareholders:	Nil

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

(1)  Based on 8,737,000 shares of our common stock issued and outstanding as of December 10, 2009.

Changes in Control

On June 17, 2009, Rob Slavik acquired an aggregate of 4,520,000 shares of common stock (the “Shares”) of Ruby Creek Resources, Inc. (the “Company”) from Brian Roberts, Ron Shenton, Shannon May, and Shayne May.  In addition, on June 18, 2009, Rob Slavik was elected as the Company’s President and Director.  These transactions constituted a change of control of the Company.

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

Brian Roberts

On August 22, 2006, Brian Roberts, our President, Chief Executive Officer, Principal Executive Officer and a director, acquired 1,500,001 shares of our common stock at a price of $0.01 per share, for a total purchase price of $15,000.  On June 17, 2009, Mr. Slavik, our current President and a Director purchased all 1,500,000 from Mr. Roberts in a private transaction.  Mr. Roberts resigned as president on June 18, 2009.

On July 15, 2009, the Company granted 50,000 warrants to Brian Roberts a director at the time of issuance, at an exercise price of $0.05 per share for a term of 5 years, these options fully vested on November 1, 2009.  Mr. Roberts resigned as a director on November 7, 2009.

As at August 31, 2009, the Company was indebted to Mr. Roberts for $113 (2008 - $113.).  The amount due is non-interest bearing, unsecured and due on demand.  Mr. Roberts was also paid fees of $11,286 during the year ended August 31, 2009.

Ian Foreman

On August 31, 2006, Ian Foreman, our Secretary, Treasurer, Chief Financial Officer, Principal Accounting Officer and a director at the time of the transaction, acquired 300,000 shares of our common stock at a price of $0.05 per share.  Mr. Foreman paid a total purchase price of $15,000 for these shares.

A Company where Mr. Foreman is a director provided office premises to the Company during the year ended August 31, 2009 and 2008.  As a result, during the year ended August 31, 2009, rent of $4,111 was recorded (2008 - $$4,687).

Mr. Foreman was paid fees of $2,697 for geological services during the year ended August 31, 2009.  Mr. Foreman ceased to be an officer and director of the Company on June 18, 2009.

Wayne Waters

On August 31, 2006, Wayne Waters, a director, acquired 400,000 shares of our common stock at a price of $0.05 per share.  Mr. Waters paid a total purchase price of $20,000 for these shares.  Mr. Waters ceased to be an officer and director of the Company on June 18, 2009.

Ron Shenton

On August 31, 2006, Ron Shenton acquired 1,500,000 shares of our common stock at a price of $0.01 per share.  Mr. Shenton paid a total purchase price of $15,000 for these shares.  On June 17, 2009, Mr. Slavik, our current President and a Director purchased all 1,500,000 from Mr. Shenton in a private transaction.

During the year ended August 31, 2009, the Company incurred $1,847 in management fees to Mr. Shenton, our former office manager.

Shannon May

On August 31, 2006, Shannon May acquired 1,500,000 shares of our common stock at a price of $0.01 per share.  Ms. May paid a total purchase price of $15,000 for these shares.  On June 17, 2009, Mr. Slavik, our current President and a Director purchased all 1,500,000 from Shannon May in a private transaction.

Rob Slavik

As at August 31, 2009, the Company was indebted to Mr. Slavik for $29,180 (2008 - $Nil).  The amount due is non-interest bearing, unsecured and due on demand.

On September 1, 2009, the Company granted 1,100,000 warrants to Rob Slavik, an officer and director of the Company, subject to his acceptance. Also, on November 7, 2009, the Board unanimously approved the right of Rob Slavik to affect a debt conversion of up to $50,000 based on the price of the Company’s stock at the time of the closing of the OTC Bulletin Board, immediately following the announcement of the Mkuvia Joint Venture Agreement with Douglas Lake Minerals Inc. and the next level financing. As Mr. Slavik was an officer and director of the Company at the time of these transactions, they were not at arm’s-length.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended August 31, 2008 and 2007.  Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended August 31, 2009	Year Ended August 31, 2008
Audit Fees	$14,000	$10,000
Audit-Related Fees	10,100	10,250
Tax Fees	_	1,600
All Other Fees	_	_
Total	24,100	$21,850

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

Tax Fees

Tax fees will be billed by our independent auditors for tax compliance services provided.

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

ITEM 15. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K unless filed previously as noted below.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (Filed herewith)
10.1	Founder's Seed Capital Share Private Placement Subscription Agreement (1)
10.2	Subscriber's $0.05 Seed Capital Share Private Placement Subscription Agreement.(1)
10.3	Subscriber's $0.05 Seed Capital Share Private Placement Subscription Agreement.(1)
10.4	Mineral Claims Option Agreement between Ruby Creek Resources, Inc. and Carl von Einsiedel, dated July 15, 2006, as amended August 15, 2006 (1)
10.5	More Creek Claims - Payment Schedule Agreement dated July 9, 2008. (2)
10.6	Amendments to Mineral Claims Option Agreement between Ruby Creek Resources Inc. and Carl von Einsiedel dated July 9, 2008 (3)
10.7	Consulting Agreement between Ruby Creek Resources, Inc. and Brian Roberts dated June 18, 2008 and Amendment of July 15, 2009 respectively (Filed herewith)
10.8	Amendment to the Consulting Agreement between Ruby Creek Resources, Inc. and Brian Roberts, dated November 1, 2009 (Filed herewith)
10.9	Form of Ruby Creek Resources, Inc. Consulting Warrant (Filed Herewith)
10.10	Advisory Agreement between Ruby Creek Resources, Inc. and Foremost Geological Consulting dated July 15, 2009. (4)
10.11	Consulting Agreement between Ruby Creek Resources, Inc. and David Bukzin dated July 17, 2009. (4)
10.12	Consulting Agreement between Ruby Creek Resources, Inc. and Double Trouble Productions LLC dated July 17, 2009. (4)
10.13	Purchase Agreement for shares between Ruby Creek Resources, Inc. and Double Trouble Productions LLC/Booha Family Partners dated July 20, 2009 (Filed herewith)
10.14	Consulting Agreement for shares between Ruby Creek Resources, Inc. and M. Littman dated July 20, 2009 (Filed herewith)
10.15	Consulting Agreement for shares between Ruby Creek Resources, Inc. and B. Krooks dated July 20, 2009 (Filed herewith)
10.16	Consulting Agreement between Ruby Creek Resources, Inc. Kouzelne Mesto Ltd. dated October 1, 2009 (Filed herewith)
10.17	Advisory Agreement between Ruby Creek Resources, Inc. and R. Shenton dated November 1, 2009 (Filed herewith)
10.18	Joint Venture Agreement between Ruby Creek Resources, Inc., and Douglas Lake Minerals, Inc. Dated November 7, 2009 (Filed Herewith)
14.1	Code of Ethics dated November 10, 2009 (Filed Herewith)
31.1	Certification of Chief Executive (Filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer (Filed herewith)

(1)  Incorporated by reference. Filed as an exhibit to the Company's Registration Statement on Form SB-2, as filed with the SEC on November 7, 2006, and incorporated herein by this reference.

(2)   Incorporated by reference. Filed as an exhibit to the Company's Form 10-K for the year ended August 31, 2008.

(3)  Incorporated by reference. Filed as an exhibit to the Company's Form 10-Q for the period ended February 28, 2009.

(4)  Incorporated by reference. Filed as an exhibit to the Company's Form 10-Q for the period ended May 31, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY CREEK RESOURCES, INC.

Rob Slavik

President, Chief Executive Officer, Chief Financial Officer, Director.

Date: December 10, 2009