Form 10-Q
period 2010-02-28
Ruby Creek Resources, Inc.
filed 2010-04-14
CIK 1379810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

                                                                                           incorporation  or organization)

750 3rd Avenue 11th Floor, New York, NY 10017

(Address of Principal Executive Offices)

(212) 671-0404

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

Non-Accelerated Filer Smaller (do not check if smaller reporting company)   [    ]

Smaller Reporting Company   [ X ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes   [    ]   No   [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 13,171,877 shares of common stock as of April 12, 2010.

RUBY CREEK RESOURCES, INC.

Quarterly Report On Form 10-Q For The Quarterly Period Ended February 28, 2010

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended February 28, 2010 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Ruby Creek Resources, Inc. are included in this Quarterly Report on Form 10-Q:

Ruby Creek Resources, Inc.

(An Exploration Stage Company)

February 28, 2010 (Unaudited)

Ruby Creek Resources, Inc.

(An Exploration Stage Company)

Condensed Balance Sheets

	February 28, 2010 $	August 31, 2009 $
	(Unaudited)
ASSETS
Current Assets
Cash	7,904	5,838
GST receivable	-	371
Prepaid expenses	22,418	285
Total current assets	30,322	6,494
Equipment, net of depreciation of $1,198 (2009: $650)	4,416	810
Interest in mineral properties (Note 2)	250,000	-
Total assets	284,738	7,304
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	118,599	107,308
Convertible notes - related parties, net of discount (Note 4)	25,480	-
Due to related parties (Note 5)	12,870	29,293
Total current liabilities	156,949	136,601
Bridge loan (Note 3)	75,000	-

Common stock, 500,000,000 shares authorized, par value $0.001 11,627,000 (2009 – 8,737,000) shares issued and outstanding (Note 7)	11,627	8,737
Additional paid in capital (Note 6)	893,803	311,010
Donated capital	3,000	3,000
Deficit accumulated during the exploration stage	(855,641)	(452,044)
Total stockholders’ equity (deficit)	52,789	(129,297)
Total liabilities and stockholders’ equity (deficit)	284,738	7,304

The accompanying notes are an integral part of these unaudited financial statements.

Ruby Creek Resources, Inc.

(An Exploration Stage Company)

Condensed Statements of Operations

(Unaudited)

	For the Three Month Period Ended February 28, 2010 $	For the Three Month Period Ended February 29, 2009 $	For the Six Month Period Ended February 28, 2010 $	For the Six Month Period Ended February 29, 2009 $	For the Period from May 3, 2006 (Inception) to February 28, 2010 $

Expenses
Consulting services	88,173	-	153,387	-	178,982
Depreciation	318	-	548	-	1,198
Interest and financing fees	91,260	-	91,260	-	91,260
Management services (Note 4)	38,125	-	80,405	1,938	149,039
Mineral property costs (recovery) - (Note 3)	4,430	(3,097)	4,430	(2,297)	34,845
Office and general (Note 4)	33,920	6,187	45,992	15,872	100,681
Professional fees	21,806	33,231	23,275	83,222	285,435
Property impairment	-	-	-	2,172	9,771
Shareholder relations	3,925	750	4,300	1,275	9,360

Total expenses	281,957	37,071	403,597	102,182	860,571

Net loss before other items	(281,957)	(37,071)	(403,597)	(102,182)	(860,571)

Interest income	-	-	-	-	4,930

Net loss	(281,957)	(37,071)	(403,597)	(102,182)	(855,641)

Net loss per share – basic and diluted	(0.03)	(0.00)	(0.04)	(0.01)

Weighted average number of common shares outstanding - basic and diluted	11,052,618	8,337,001	9,958,492	8,337,001

The accompanying notes are an integral part of these unaudited financial statements.

Ruby Creek Resources, Inc.

(An Exploration Stage Company)

Condensed Statement of Stockholders’ Equity

From May 3, 2006 (Date of Inception) to February 28, 2010

					Deficit Accumulated During the Exploration Stage
			AdditionalPaid-In Capital
	Common Stock					Donated Capital
	Shares	Amount		Subscriptions			Total
		$	$	$	$	$	$
Balance – May 3, 2006 (Date of Inception)	1	–	–	–	–	–	–
August 31, 2006 - Issuance of commons shares for cash at $0.01 per share	4,500,000	4,500	40,500	–	–	–	45,000
August 31, 2006 - Issuance of commons shares for cash at $0.05 per share	2,970,000	2,970	145,530	–	–	–	148,500
August 31, 2006 - Issuance of commons shares for cash at $0.10 per share	867,000	867	85,833	(5,000)	–	–	81,700
August 31, 2006 - Donated rent and management services	–	–	–	–	–	3,000	3,000
Net loss	–	–	–	–	(19,696)	–	(19,696)
Balance – August 31, 2006	8,337,001	8,337	271,863	(5,000)	(19,696)	3,000	258,504
September 5, 2006 - Cash received for stock subscription			–	5,000			5,000
Net loss	–	–		–	(127,497)	–	(127,497)
Balance – August 31, 2007	8,337,001	8,337	271,863	–	(147,193)	3,000	136,007
Net loss	–	–	–	–	(96,974)	–	(96,974)
Balance – August 31, 2008	8,337,001	8,337	271,863	–	(244,167)	3,000	39,033
July 23, 2009 - Issuance of common shares for cash at $0.05 per share	400,000	400	14,600	–	–	–	15,000
Stock based compensation	–	–	24,547	–	–	–	24,547
Net loss	–	–	–	–	(207,877)	–	(207,877)
Balance – August 31, 2009	8,737,001	8,737	311,010	–	(452,044)	3,000	(129,297)

November 6, 2009 - Issuance of common shares for related party debt at $0.05 per share	1,000,000	1,000	49,000		–	–	50,000
December 24, 2009 to February 19, 2010 - Issuance of common shares for cash at $0.125 per share	1,600,000	1,600	198,400	–		–	200,000
February 1, 2010 - Issuance of common shares for services at $0.20 per share	110,000	110	21,890	–		–	22,000
December 22, 2009 to January 22, 2010 - Issuance of common shares for finance fee at $0.125 per share	180,000	180	61,120	–		–	61,300
Fair value-warrants and discount	–	–	100,000	–		–	100,000
Stock based compensation	–	–	152,383	–		–	152,383
Net loss	–	–	–		(403,597)		(403,597)
Balance – February 28, 2010	11,627,001	11,627	893,803		(855,641)	3,000	52,789

The accompanying notes are an integral part of these unaudited financial statements.

Ruby Creek Resources, Inc.

(An Exploration Stage Company)

Condensed Statements of Cash Flows

 (Unaudited)

	For the Six Months Ended February 28, 2010 $	For the Six Months Ended February 28, 2009 $	For the Period from May 3, 2006 (Inception) to February 28, 2010 $
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	(403,597)	(102,182)	(855,641)
Adjustments to reconcile net loss to net cash from operating activities:
Consulting services - amortization	3,667	-	3,667
Depreciation	548	136	1,198
Donated rent	-	-	1,500
Donated services	-	-	1,500
Interest and financing fees- non cash	90,459	-	89,584
Property impairment	-	-	9,771
Stock based compensation	152,383	-	176,930
Net changes in non-cash working capital items:
Decrease - GST receivable	371	3,131	-
Increase- Prepaid expenses	(3,800)	-	(4,085)
Increase - Accounts payable	7,612	35,530	115,795
Increase - Due to related parties	33,577	-	62,870
Net cash flows used in operating activities	(118,780)	(63,385)	(396,911)
Cash flows from investing activities
Purchase of equipment	(4,154)	(528)	(5,614)
Interest in mineral properties	(250,000)	(2,431)	(259,771)
Net cash flows used in investing activities	(254,154)	(2,959)	(265,385)
Cash flows from financing activities
Gross proceeds - issuance of common shares	200,000	-	495,200
Gross proceeds - Bridge loan	75,000	-	75,000
Gross proceeds - Convertible notes – related parties	100,000	-	100,000

Net cash flows from financing activities	375,000	-	670,200
Net increase (decrease) in cash	2,066	(66,344)	7,904
Cash - beginning	5,838	76,192	–
Cash - ending	7,904	9,848	7,904
Supplemental disclosure with respect to cash flows:
Interest paid	–	–	–
Income taxes paid	–	–	–
Conversion of related party debt to shares of common stock	50,000	–	50,000

The accompanying notes are an integral part of these unaudited financial statements.

Ruby Creek Resources, Inc.

(An Exploration Stage Company)

Notes to Condensed Financial Statements

February 28, 2010

Unaudited

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Ruby Creek Resources, Inc. (the “Company”) was incorporated in the Province of British Columbia on May 3, 2006.  The Company is an Exploration Stage Company.  The Company’s principal business is the acquisition and exploration of mineral properties.  The Company has not presently determined whether its mineral properties contain mineral reserves that are economically recoverable.

Effective January 29, 2009, the Company changed its jurisdiction from the Province of British Columbia to the State of Nevada.  Effective the same date, the Company's authorized capital was changed from an unlimited number of common shares without par value to 500,000,000 common shares with a par value of $0.001 per share.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company is in the exploration stage and has not generated revenues since inception.  The Company has incurred significant losses from inception through February 28, 2010 in the amount of $855,641 and further losses are anticipated, raising substantial doubt about the ability of the Company to continue as a going concern.  The continuation of the Company as a going concern is dependent upon it’s ability to obtain necessary financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves on its resource properties and ultimately on the attainment of future profitable operations.  The Company has received limited amounts of private equity and/or convertible debt financing and is currently offering Units of its equity securities (see Note 7) to certain current shareholders and potential new investors.  If this financing is successful, management believes it would provide sufficient working capital to finance the company’s operations for up to six months, although this cannot be assured.  Subsequent thereto, management believes that additional financing will be available on terms acceptable to the Company. However, there can be no assurance of this.  These condensed financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP") for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited consolidated financial statements.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended August 31, 2009 included in the Company's annual report filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K which was filed with the SEC on December 15, 2009.  In the opinion of Management, all adjustments considered necessary for a fair presentation of the financial position, operating results and cash flows for the period presented, consisting solely of normal recurring adjustments, have been made.  Operating results for the six months ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

Summary of Significant Accounting Policies

a)    Use of Estimates

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

Ruby Creek Resources, Inc.

(An Exploration Stage Company)

Notes to Condensed Financial Statements

February 28, 2010

(Unaudited)

b)    Basic and Diluted Net Loss Per Share

The Company computes loss per share in accordance with generally accepted accounting principles which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at February 28, 2010 are as follows:

Shares issuable upon exercise of warrants - July 2009 private placement	200,000
Shares issuable for November 27, 2009 convertible notes and related warrants	4,000,000
Compensatory warrant exercisable for shares to CEO	1,100,000
Compensatory warrants exercisable for shares to principal shareholders	1,500,000
Compensatory warrant/options exercisable for shares - others	1,240,000
Shares reserved for compensatory warrants/options authorized by Board of Directors, unissued	160,000
Bridge Loan – principal investor – shares issuable upon conversion of principal and interest	1,544,877
Bridge Loan – principal investor – shares issuable upon conversion of related warrants and penalty warrant issued upon default conversion	1,890,000
Shares issuable upon conversion of warrants issued in December 2009 private placement	800,000
Total	12,434,877

Certain warrants and options include cashless exercise provisions.

c)     Mineral Property Costs

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

The Company accounts for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As of February 28, 2010, the Company has not incurred any potential costs related to the retirement of mineral property interests since operation have not commenced.

d)    Environmental Costs

Environmental expenditures that relate to operations when commenced will be expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts, whichever is more reliably measurable.  Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

Ruby Creek Resources, Inc.

(An Exploration Stage Company)

Notes to Condensed Financial Statements

February 28, 2010

(Unaudited)

e)    Foreign Currency Translation

These financial statements are presented in United States dollars.  Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at the transaction date.  Revenue and expenses are translated at average rates of exchange during the year.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

f)    Stock-Based Compensation

The Company records stock-based compensation in using the fair value method.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

g)    Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”).  ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Adoption of ASC 105 did not have a material effect on the Company’s financial condition or results of operation.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value.  This Accounting Standards Update amends Subtopic 820-10, Fair Value Measurements and Disclosures Overall, to provide guidance on the fair value measurement of liabilities.  The adoption of ASU 2009-05 is not expected to have a material impact on our condensed consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB and SEC and/or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - Mineral Properties

(a)    Pursuant to an agreement dated July 15, 2006, as amended on July 9, 2008, the Company acquired an option to earn a 100% interest in the Moore Creek Property (the “Property”) located in the Iskut River region, British Columbia, Canada in exchange for cash payments totaling CDN$100,000 over 4 years.  In November 2009, the option agreement was terminated by the Company.  As a result, the Company expensed approximately $10,000 in the year ended August 31, 2009 which was previously paid and capitalized.  The Company is in negotiations with the property vendor on a final termination payment, which is not expected to be exceed US$5,000.

(b)    On November 7, 2009, the Company entered into a Joint Venture Agreement (the “Agreement”) with Douglas Lake Minerals Inc. (“Douglas Lake”), for the right to acquire and develop a portion of Douglas Lake’s Mkuvia Gold Project.  Pursuant to the terms of the Agreement, the Company will earn a seventy percent (70%) interest in 125 square kilometers of the 380 square kilometers Mkuvia Gold Project by making payments totaling $3,000,000 over three years.  The Agreement provides that the Company will make payments to Douglas Lake of $100,000 (paid) and $150,000 (paid) within 5 and 15 business days of signing, respectively.  The Company conducted its due diligence in February 2010 and issued a Notice of Satisfactory Due Diligence to Douglas Lake Minerals, dated March 15, 2010.  The Company is now obligated to make an additional $100,000 payment and both parties will move to closing.  Closing will occur upon issuance and receipt of the first mining license and payment by the

F – 8

Ruby Creek Resources, Inc.

(An Exploration Stage Company)

Notes to Condensed Financial Statements

February 28, 2010

(Unaudited)

Company of another payment of $400,000 to Douglas Lake, which would bring accumulated payments to that date to  $750,000.  Within 12 months of closing, the Company will be obligated to pay an additional $750,000.  The Company will also be obligated for additional payments of $750,000 each within 24 and 36 months of the closing.  Additionally, the Agreement provides that within 12 months of closing, the Company has the option to increase its interest to 75 percent of the 125 square kilometers by making an additional $1,000,000 payment to Douglas Lake.  In all cases, the original owner of the prospecting licenses retains a 3 percent Net Smelter Royalty as per the Joint Venture Agreement between the owner and Douglas Lake.

The Mkuvia Alluvial Gold Project is located in the Liwale and Nachingwea Districts, Lindi Region of the United Republic of Tanzania.

NOTE 3 - Bridge Loan

On December 22, 2009, the Company received $75,000 in proceeds of a bridge loan transaction (the “bridge”) with a significant shareholder and special advisor (“holder”).  The loan bears interest at the rate of 12% per annum.  The loan agreement grants the holder the right to convert any portion of the balance plus accrued interest into common shares of the Company at a price of $0.125 per share.  The original due date of the bridge of January 22, 2010 was extended several times by mutual consent, ultimately to March 22, 2010.  In consideration of the loan and these extensions, the Company agreed to additional consideration in the form of units of securities and additional warrants.  This additional consideration resulted in the issuance of an aggregate of 180,000 common shares and two year warrants to purchase an additional 390,000 common shares at $0.25 per share.  The fair value of this consideration of $61,300 was included in interest expense for the six month period ended February 28, 2010.  This amount consisted of $31,500 which was the fair value of the common shares, and $29,800 which was the fair value of the warrants based upon the Black-Sholes option pricing model.   Subsequent to February 28, 2010, the Company defaulted on the payment of interest and principal on the bridge on its extended due date of March 22, 2010.  Pursuant to terms of the bridge, upon the occurrence of the default, the holder gave notice to the Company of his intention to convert the outstanding balance of the note ($75,000) and accrued interest ($2,244) into shares of common stock of the Company at the conversion price of $0.05 per share.  This will result in the issuance of 1,544,877 common shares.  In addition, as a result of this default, the Company is obligated to issue the holder a two year warrant to purchase 1,500,000 common shares at an exercise price of $0.05 per share.  This will result in a financing charge approximating $741,000, comprised of $342,000 fair value of common shares issuable in excess of book value of liabilities and $399,000 fair value of the warrant issuable on that date.  The Company estimated the fair value of the warrant using the Black-Scholes option pricing model with the following assumptions: an expected life of two years, a risk-free interest rate of 1.02%, and a dividend rate of 0% and an expected volatility of 136%.  The warrant described includes cashless exercise provisions.

Proceeds of the loan were used for the payment required in the Mkuvia Alluvial Gold Project described in Note 2b.

NOTE 4 -   Convertible Notes – Related Parties

On November 27, 2009, the Company issued two, $50,000, 11% convertible notes for total proceeds of $100,000 to a principal shareholder and consultant to the Company and to another significant shareholder.  These notes are due and payable on November 27, 2010.  Upon maturity, each note, at the sole discretion of the noteholder is convertible, in part or in full, into shares of the Company’s common stock at a conversion price of $0.05 per common share.  Interest is to be paid quarterly in arrears and, at the note holder’s sole option, they may elect to receive payment in shares of Company common stock valued at $0.05 per share.  In addition, each holder of the note received warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.05 for a term of three years.  The Company closed and received the funds on December 3 and December 4 and used these funds to make the first payment on the Mkuvia Alluvial Gold Project.  The Company calculated an associated beneficial conversion feature and discount of $100,000 which amount was reflected as a discount of the face amount of these debentures on the accompanying balance sheet.  The amount was determined using the relative fair value method.  This discount is being amortized to interest expense over the term of the debentures.  As of February 28, 2010, $25,480 has been amortized and is included in interest expense for the three months ended February 28, 2010.  The Company estimated the fair value of the warrant using the Black-Scholes option pricing model with the following assumptions: an expected life of three years, a risk-free interest rate of 2.57%, and a dividend rate of 0% and an expected volatility of 116%.

Ruby Creek Resources, Inc.

(An Exploration Stage Company)

Notes to Condensed Financial Statements

February 28, 2010

(Unaudited)

NOTE 5 - Other Related Party Transactions

At February 28, 2010, the Company was indebted to its sole director and Chief Executive Officer (“CEO”) in the amount of  $4,890 (2009 - $29,293).  These advances, principally for various expenses of the Company, are unsecured, do not bear interest and have no fixed terms of repayment.  During the period ended February 28, 2010, the CEO purchased 1,000,000 shares of common stock of the Company at $0.05 per share by applying $50,000 of his balance due from the Company on that date.  On September 1, 2009, the Company granted 1,100,000 compensation warrants to the CEO at an exercise price of $0.05 per share for a term of 5 years.  These options vest 25% every three months over a period of one year.  The Company estimated the fair value of these warrants to be $72,500 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of three years, a risk-free interest rate of 2.57%, a dividend yield of 0% and an expected volatility of 100%.  Stock-based compensation of $36,250 was recorded during the six months ended February 28, 2010 as management fees (2009 - Nil).  During the six months ended February 28, 2010 the Company recorded $40,000 (2009 - Nil) in management fees for services provided by the CEO.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 6 -   Equity

Common Stock and Warrants

a)        Effective January 29, 2009, the Company redomesticated from the Province of British Columbia to the State of Nevada. Effective the same date, the Company's authorized capital was changed from an unlimited number of common shares without par value to 500,000,000 common shares with a par value of $0.001 per share.

b)     In the period from December 24, 2009 to February 10, 2010, the Company conducted an offering of equity securities pursuant to Rule 506 of Regulation D and Regulation S.  The Company sold 1,600,000 Units at a price of $0.125 per Unit for a total of $200,000 to 20 investors.  Each Unit consisted of one restricted common share and one warrant.  Two warrants are required to buy one restricted common share at a price of $0.25 per share for a period of up to two years.  The Company estimated the fair value of these warrants to be approximately $90,000 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of two years, risk-free interest rate ranging from 0.77%-1.00%, a dividend rate of 0% and an expected average volatility of approximately 117%, which is reflected as a component of additional paid-in capital.  The warrants include cashless exercise provisions.

c)   On January 29, 2010, the Company entered into an agreement with a consultant to assist management on a part time basis in the role of interim chief financial officer (“Consultant”) for a six-month period which commenced on February 1, 2010.  Compensation for these services is at the rate of $6,500 per month, 60,000 shares of common stock, plus a signing bonus of 50,000 shares of common stock, with a combined fair value of $22,000 at the date of grant.  The fair value of these issuances is being expensed ratably over the period of service.  Approximately $10,000 is included in management services for the three months ended February 28, 2010 associated with this arrangement.  The agreement can be extended on terms and for a period agreeable to both parties.

Stock Options

On July 15, 2009, the Company granted 50,000 compensation warrants to a former director at an exercise price of $0.05 per share for a term of 5 years.  These options vested on November 1, 2009.  The Company estimated the fair value of these warrants to be $5,107 at the date of grant, using the Black-Scholes option pricing model with the following assumptions:  an expected life of three years, a risk-free interest rate of 2.57%, a dividend rate of 0% and an expected volatility of 99%.  Stock-based compensation of $2,905 was recorded as management fees during the six months ending February 28, 2010.

On July 15, 2009, the Company granted 1,750,000 stock options to consultants at an exercise price of $0.05 per share for a term of 5 years.  These options vest 25% every three months over a period of one year.  The Company estimated the fair value of these options to be $178,760 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: an expected life of three years, a risk-free interest rate of 2.57%, and a dividend rate of 0% and an expected volatility of 99%.  Stock-based compensation of $89,380 was recorded as consulting fees during the six months ended February 28, 2010 and the remainder will be recorded over the term of vesting.

Ruby Creek Resources, Inc.

(An Exploration Stage Company)

Notes to Condensed Financial Statements

February 28, 2010

(Unaudited)

On September 1, 2009, the Company granted 1,100,000 compensation warrants to the President at an exercise price of $0.05 per share for a term of 5 years.  The Company estimated the fair value of these warrants to be $72,500 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: an expected life of three years, a risk-free interest rate of 2.57%, a dividend rate of 0% and an expected volatility of 100%.  Stock-based compensation of $36,250 was recorded at as management fees during the six months ending February 28, 2010.

On October 1, 2009, the Company granted 350,000 stock options to a consultant at an exercise price of $0.05 per share for a term of 5 years.  Of these options, 80,000 vest at the grant date and 270,000 vest 33% on every three month anniversary date.  The Company estimated the fair value of these options to be $22,921 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: an expected life of three years, a risk-free interest rate of 2.57%, a dividend rate of 0% and an expected volatility of 99%.  Stock-based compensation of $15,063 was recorded as consulting fees during the six months ended February 28, 2010 and the remainder will be recorded over the term of vesting.

On October 15, 2009, the Company granted 150,000 stock options to a consultant at an exercise price of $0.05 per share for a term of 5 years.  These options vest 25% every three months over a period of one year.  The Company estimated the fair value of these options to be $4,847 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: an expected life of three years, a risk-free interest rate of 2.57%, a dividend rate of 0% and an expected volatility of 104%.  Stock-based compensation of $1,818 was recorded as consulting fees during the six months ended February 28, 2010 and the remainder will be recorded over the term of vesting.

On November 1, 2009, the Company granted 250,000 stock options to a consultant at an exercise price of $0.05 per share for a term of 5 years.  Of these options, 60,000 vest at the grant date, 60,000 vest on February 1, 2010, 60,000 vest on May 1, 2010 and 70,000 vest on August 1, 2010.  The Company estimated the fair value of these options to be $8,271 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: an expected life of three years, a risk-free interest rate of 2.57%, a dividend rate of 0% and an expected volatility of 108%.  Stock-based compensation of $4,632 was recorded as consulting fees during the six months ended February 28, 2010 and the remainder will be recorded over the term of vesting.

On November 1, 2009, the Company granted 150,000 stock options to a consultant at an exercise price of $0.05 per share for a term of 5 years.  These options vest 25% every three months over a period of one year.  The Company estimated the fair value of these options to be $4,823 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: an expected life of three years, a risk-free interest rate of 2.57%, a dividend rate of 0% and an expected volatility of 103%.  Stock-based compensation of $1,608 was recorded as consulting fees during the six months ended February 28, 2010 and the remainder will be recorded over the term of vesting.

On January 20, 2010, the Company granted 40,000 stock options to a consultant at an exercise price of $0.05 per share for a term of 5 years.  These options vest 25% every three months over a period of one year.  The Company estimated the fair value of these options to be $5,813 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: an expected life of three years, a risk-free interest rate of 2.57%, a dividend rate of 0% and an expected volatility of 117%.  Stock-based compensation of $727 was recorded as consulting fees during the six months ended February 28, 2010 and the remainder will be recorded over the term of vesting.

Ruby Creek Resources, Inc.

(An Exploration Stage Company)

Notes to Condensed Financial Statements

February 28, 2010

(Unaudited)

The following is a reconciliation of stock purchase options and warrants outstanding for the periods shown:

Share Purchase Options

	September 1, 2009 to February 28, 2010		September 1, 2008 to February 28, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, beginning of year	1,800,000	$ 0.05	-	$ -
Granted	2,040,000	0.05	-	-
Exercised	-	-	-	-
Cancelled/Expired	-	-	-	-
Balance, end of period	3,840,000	0.05	-	$ -
Exercisable, at end of period	1,840,000	$0.05	-	$ -

As of February 28, 2010, 1,840,000 stock options have vested and 2,000,000 stock options remain unvested.  The weighted average remaining life of the vested and unvested stock options is 4.28 years and 4.49 years, respectively.  The Board of Directors has authorized the issuance of up to 4,000,000 common stock purchase options to be issued, and anticipates adopting a formal plan in the near term.  As of February 28, 2010, the intrinsic value of the vested options was $478,400.

Share Purchase Warrants

	February 28, 2010		February 28, 2009
	Warrants	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, beginning of year	200,000	$ 0.05	-	$ -
Issued	3,190,000	0.125	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance, end of year	3,390,000	$ 0.12	-	$ -

The weighted average remaining life of all outstanding share purchase warrants is 2.28 years.  As of February 28, 2010, the intrinsic value of these warrants was $643,400.

Ruby Creek Resources, Inc.

(An Exploration Stage Company)

Notes to Condensed Financial Statements

February 28, 2010

(Unaudited)

NOTE 7 - Subsequent Events

Disclosure of certain material subsequent events is included in the footnotes above, including Note 3 Bridge Loan.

a.               Litigation – On March 8, 2010, the Company was served with a Writ of Summons from its former general counsel, Lang Michener LLP of Vancouver, Canada, for the collection of its alleged uncollected fees in the amount of approximately US$115,000, including claimed interest.  The Company has retained counsel for this matter and intends to vigorously dispute these charges.  Management believes that it has adequately provided for any potential liability in the matter in its financial statements (accounts payable).

b.               In March 2010, the Company received $50,000 from a principal shareholder for working capital purposes.  This investor has agreed to convert his advances into Units to be sold in the private placement to be offered by the Company commencing on March 31, 2010.

c.               On April 13, 2010 the Company filed a Form D pursuant to Rule 506 of the SEC, Notice of Exempt Offering of Securities.  The amount of the offering is for up to $350,000.

The Company evaluated subsequent events through the financial statement filing date of April 12, 2010.

Item 2.  Management's Discussion and Analysis

As used in this quarterly report: (i) the terms "we", "us", "our" and the "Company" mean Ruby Creek Resources, Inc.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Exchange Act" refers to the Securities Exchange Act of 1934, as amended; and (iv) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition for the comparative three-month period ended February 28, 2010 should be read in conjunction with our unaudited interim financial statements and related notes for the comparative three month periods ended November 30, 2008 included in this quarterly report.

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

Our office is located at 750 3rd Avenue 11th Floor, New York, NY USA 10017; our telephone number is (212) 671-0404.

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

The Mkuvia Alluvial Gold Project

The Mkuvia Alluvial Gold Project is located in the Liwale and Nachingwea Districts, Lindi Region of the United Republic of Tanzania.  The project is the subject of a report titled the “Technical & Resource Report on the Mkuvia Gold Project”, prepared for our joint venture partner, Douglas Lake Minerals, by Mr. Laurence Stephenson, P.Eng. of British Columbia, Canada and Ross McMaster, MAusIMM of Queensland, Australia.  Mr. Stephenson and Mr. McMaster are independent and Qualified Persons in accordance with JORC and NI 43-101.  Douglas Lake has spent more than $2,100,000 in the previous 16 months in exploration and developing an understanding of the mineralization on a portion of the property while focusing on a relatively small area for mechanized production (about 10 sq km).

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

Additionally, in order to earn the full 70% interest in the Mkuvia Gold Project, we have payment commitments to Douglas Lake as follows:

1. $100,000 within 5 business days of signing.  (paid)

2. $75,000 within 15 business days of signing.  (paid)

3. $75,000 upon start of on-site due diligence or January 31, 2010, whichever occurs first.  (paid)

4. $100,000 upon Notice of Satisfactory Due Diligence.

5. $400,000 upon Closing with Ruby Creek receiving the first Mkuvia Mining License.

6. $750,000 payable within 12 months of Closing.

7. $750,000 payable within 24 months of Closing.

8. $750,000 payable within 36 months of Closing.  Ruby Creek at its sole discretion may elect to make this final payment in common shares of Ruby Creek.  The Ruby Creek shares would be valued at the 10 day average trading price immediately prior to the 36 month due date.

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

Liquidity and Financial Condition

At February 28, 2010, we had cash of $7,904 and a working capital deficit of $126,627.

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

The Company secured additional financing as follows:

In March 2010, the Company received $50,000 from a principal shareholder for working capital purposes.  This investor has agreed to convert his advances into Units to be sold in the Company’s next private placement.

On April 13, 2010 the Company filed a Form D pursuant to Rule 506 of the SEC, Notice of Exempt Offering of Securities.  The amount of the offering is for up to $350,000.

We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or other securities convertible into our common stock.  In addition to equity and equity related financing sources, we believe that debt financing may be a viable alternative for funding additional phases of exploration.  However, there can be no assurance that we will complete the aforementioned private placement or any potential subsequent financings, or that the funds raised will be sufficient for us to pay our expenses beyond the next twelve months.  In the absence of such financing, we will not be able to finalize the acquisition or continue exploration of our joint venture prospecting licenses for the Mkuvia Gold Mining Project and our business plan will fail.  Even if we are successful in obtaining debt or equity financing to fund our acquisition and exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of any prospecting licenses we presently have or that we may acquire or that the project will yield commercially viable levels of minerals.  If we do not continue to obtain additional financing, we will be forced to abandon our plan of operations.

Results of Operations for the Six and Three Month periods ended February 28, 2010 as Compared to the Six and Three Month Periods ended February 28, 2009.

Revenues

We have had no operating revenues since our inception on May 3, 2006 to February 28, 2010.  We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Expenses for the six month and three month periods ended February 28, 2010 increased over the comparable period of the preceding year by $301,415 and 244,886, respectively.  The principal components of the increase were for consulting fees (including $115,228 in stock based compensation in the six months ended February 28, 2010), $91,260 in interest expense incurred in the three months ended February 28, 2010 as compared to nil in all other periods, and management services which totaled $80,405 and $38,125, respectively, for the six month and three month periods ended February 28, 2010 (including CEO).  Interest expense includes the fair value of common shares and warrants and amortization of beneficial conversion feature a classified as financing costs which are associated with the bridge and convertible debenture financing transactions in the six month period ended February 28, 2010.  Office and general expenses (consisting primarily of office rent and telecommunication costs) were $33,920 during the current three month period as compared to $6,187 in the 2009 three month period primarily as a result of moving our offices to New York City.

Net Loss

We incurred net losses of $403,597 and $281,957 in the six month and three month periods ended February 28, 2010, respectively, as compared to a net loss of $102,182 and $37,071 in the comparable 2009 periods.

Liquidity and Capital Resources

As of February 28, 2010 we had cash of $7,908 and a working capital deficit of $126,627.

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

Cash from Operating Activities

Cash used in operating activities was $118,780 during the six month period ended February 28, 2010, as compared to $63,385 during the six month period ended February 28, 2009.  Cash used in operating activities from our inception on May 3, 2006 to February 28, 2010 was $396,911.

Cash from Investing Activities

Cash used in investing activities (purchase of equipment, interest in mineral properties) was $254,154 during the six month period ended February 28, 2010, as compared to $2,959 during the six month period ended February 28, 2009.  $250,000 expended was related to the Mkuvia Gold Project.  Cash used in investing activities from our inception on May 3, 2006 to February 28, 2010 was $265,385.  This increase is attributed to the costs of the Mkuvia Alluvial Gold Project acquisition.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock.  From our inception on May 3, 2006 February 28, 2010, we raised a total of approximately $670,200 from private offerings of our securities.

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

Going Concern

We are in the exploration stage and have not generated revenues since inception.  We have incurred significant losses to date and further losses are anticipated raising substantial doubt about the ability of our Company to continue operating as a going concern.  The continuation of our Company as a going concern is dependent upon our ability to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploitation of economically recoverable reserves on our resource properties and ultimately on the attainment of future profitable operations.  Since inception to February 28, 2010, we had accumulated losses of $860,571 or $855,641 taking into account interest income of $4,930.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares and other borrowings in order to continue to fund our business operations.  Issuances of additional shares and convertible notes will result in dilution to our existing shareholders.  There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

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

The Company accounts for asset retirement obligations by recording the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As of February, 2010, any potential costs related to the retirement of the Company's mineral property interests have not yet been determined.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to certain material weaknesses in our internal control over financial reporting as of August 31, 2009, as described in our management’s report on internal control over financial reporting included in our annual report on Form 10-K for our fiscal year ended August 31, 2009, which deficiencies have not been remedied as of February 28, 2010.

Changes in Internal Control over Financial Reporting

Effective February 1, 2010, the Company has retained an interim CFO and it is believed his participation will strengthen internal controls, and certain new controls have been installed or are in the process of being implemented.  We believe that this did and will continue to improve and strengthen our internal controls over financial reporting during and subsequent to the three months ended February 28, 2010.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 8, 2010, the Company was served with a Writ of Summons from its former general counsel, Lang Michener LLP of Vancouver, Canada, for the collection of its alleged uncollected fees in the amount of approximately US$115,000 including claimed interest.  The Company has retained counsel for this matter and intends to vigorously dispute these charges.  Management believes that it has adequately provided for any potential liability in the matter in its financial statements.

Item 2. Unregistered Sales of Equity Securities

On July 20, 2009, the Company issued 400,000 restricted shares of common stock at a price of $0.05 per share for proceeds of $20,000.  As part of this private placement, the Company issued 200,000 share purchase warrants to purchase one share of common stock exercisable at $0.05 for a period of one year.  The fair value of these share purchase warrants using a risk-free rate of 2.57% and a volatility of 99% was $17,492 or $0.09 per warrant.  The shares were issued to David Bukzin and Double Trouble Productions, LLC.

The shares issued to David Bukzin and Double Trouble Productions were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act, and corresponding provisions of state securities laws, which exempt transactions involving offers or sales by an issuer solely to one or more accredited investors.  Double Trouble Productions, LLC and Mr. Bukzin are “accredited investors” as such term is defined in Regulation D under the Securities Act.

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

On March 10, 2010, the Company filed a final Form D with the Securities and Exchange Commission disclosing the sale of 1,600,000 units to 20 investors at a price of $0.125 per unit.  Each unit consisted of one share and one warrant.  The warrants are exercisable at a price of $0.25 for a period of two years.  Two warrants are required to purchase one share.  The shares issued pursuant to the units were issued to 17 accredited investors and one non-accredited investor.

The shares issued to the above noted investors were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Regulation D, Rule 506.

In addition to the shares issued in reliance on the exemption from registration afforded by Regulation D, Rule 506, shares issued to two investors were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Regulation S.  Both investors are residents of Quebec, Canada.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with this Annual Report on Form 10-Q unless filed previously as noted below

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (5)
10.1	Founder's Seed Capital Share Private Placement Subscription Agreement (1)
10.2	Subscriber's $0.05 Seed Capital Share Private Placement Subscription Agreement (1)
10.3	Subscriber's $0.05 Seed Capital Share Private Placement Subscription Agreement (1)
10.4	Mineral Claims Option Agreement between Ruby Creek Resources, Inc. and Carl von Einsiedel, dated July 15, 2006, as amended August 15, 2006 (1)
10.5	More Creek Claims - Payment Schedule Agreement dated July 9, 2008 (2)
10.6	Amendments to Mineral Claims Option Agreement between Ruby Creek Resources, Inc. and Carl von Einsiedel dated July 9, 2008 (3)
10.7	Consulting Agreement between Ruby Creek Resources, Inc. and Brian Roberts dated June 18, 2008 and Amendment of July 15, 2009 respectively (5)
10.8	Amendment to the Consulting Agreement between Ruby Creek Resources, Inc. and Brian Roberts, dated November 1, 2009 (5)
10.9	Form of Ruby Creek Resources, Inc. Consulting Warrant (5)
10.10	Advisory Agreement between Ruby Creek Resources, Inc. and Foremost Geological Consulting dated July 15, 2009 (4)
10.11	Consulting Agreement between Ruby Creek Resources, Inc. and David Bukzin dated July 17, 2009 (4)
10.12	Consulting Agreement between Ruby Creek Resources, Inc. and Double Trouble Productions LLC dated July 17, 2009 (4)
10.13	Purchase Agreement for shares between Ruby Creek Resources, Inc. and Double Trouble Productions LLC/Booha Family Partners dated July 20, 2009 (5)
10.14	Consulting Agreement for shares between Ruby Creek Resources, Inc. and M. Littman dated July 20, 2009 (5)
10.15	Consulting Agreement for shares between Ruby Creek Resources, Inc. and B. Krooks dated July 20, 2009 (5)
10.16	Consulting Agreement between Ruby Creek Resources, Inc. Kouzelne Mesto Ltd. dated October 1, 2009 (5)
10.17	Advisory Agreement between Ruby Creek Resources, Inc. and R. Shenton dated November 1, 2009 (5)
10.18	Joint Venture Agreement between Ruby Creek Resources, Inc., and Douglas Lake Minerals, Inc. Dated November 7, 2009 (5)
10.19	Letter Agreement (payment extension) between Ruby Creek Resources, Inc., and Douglas Lake Minerals, Inc. dated December 18, 2009 (6)
10.20	Bridge Note dated December 22, 2009 (6)
10.21	Consulting Agreement between the Company and Myron W. Landin (7)
10.22	Joint Venture Development Agreement among between Ruby Creek Resources, Inc., and Douglas Lake Minerals, Inc. and Mkuvia Maita dated March 7, 2010 (8)
14.1	Code of Ethics dated November 10, 2009 (5)
31.1	Certification of Chief Executive (Filed herewith)
31.2	Certification of Chief Financial Officer (Filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer (Filed herewith)

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

(6)   Incorporated by reference.  Filed as an exhibit to the Company's Form 10-Q for the period ended November 30, 2009.

(7)   Incorporated by reference.  Filed as an exhibit to the Company's Form 8-K dated February 11, 2010.

(8)   Incorporated by reference.  Filed as an exhibit to the Company's Form 8-K dated March 17, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY CREEK RESOURCES, INC.

  /s/ Robert Slavik

Robert Slavik

President, Chief Executive Officer, Director.

Date: April 12, 2010

  /s/ Myron Landin

Myron W. Landin, CPA

Chief Financial Officer

Date: Date: April 12, 2010