Form 10-Q
period 2010-05-31
Ruby Creek Resources, Inc.
filed 2010-07-16
CIK 1379810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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
Non-Accelerated Filer Smaller (do not check if smaller reporting company)   ☐
Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 15,546,485 shares of common stock as of July 14, 2010.

RUBY CREEK RESOURCES, INC.

Quarterly Report On Form 10-Q For The Quarterly Period Ended May 31, 2010

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended May 31, 2010 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
May 31, 2010
(Unaudited)

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31, 2010	August 31, 2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$161,319	$5,838
GST receivable	-	371
Prepaid expenses	35,551	285
Total current assets	196,870	6,494

EQUIPMENT, NET	4,181	810

OTHER ASSETS
Mineral property costs	2,444,042	-

TOTAL ASSETS	$2,645,093	$7,304

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$154,521	$107,308
Installment loan payable	17,333	-
Convertible notes - related parties, net of discount	50,685	-
Due to Douglas Lake Minerals - current	400,000	-
Due to related parties	10,548	29,293
Total current liabilities	633,087	136,601

LONG-TERM LIABILITIES
Due to Douglas Lake Minerals - noncurrent	1,728,092	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 500,000,000 shares authorized, par value $0.001
14,941,877 and 8,737,000 shares issued and outstanding, respectively	14,942	8,737
Additional paid-in capital	2,428,575	311,010

Donated capital	3,000	3,000
Deficit accumulated during the exploration stage	(2,162,603)	(452,044)

Total Stockholders' Equity (Deficit)	283,914	(129,297)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,645,093	$7,304

See accompanying notes to unaudited consolidated financial statements.

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative
					for the Period
					from
					May 3, 2006
	Three Months Ended		Nine Months Ended		(Inception) to
	May 31,		May 31,		May 31,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

EXPENSES

Consulting services	232,670	-	386,057	-	411,652
Depreciation	430	-	978	-	1,628
Interest and financing fees	852,521	-	943,780	-	943,781
Management services	88,793	3,694	169,198	5,632	237,832
Mineral property costs (recovery)	4,947	(398)	9,377	(2,695)	39,792
Office and general	59,553	14,549	105,546	30,421	160,234
Professional fees	66,603	14,683	89,878	97,905	352,038
Property impairment	-		-	2,172	9,771
Shareholder relations	1,445	295	5,745	1,570	10,805

Total expenses	1,306,962	32,823	1,710,559	135,005	2,167,533

LOSS FROM OPERATIONS	(1,306,962)	(32,823)	(1,710,559)	(135,005)	(2,167,533)

OTHER INCOME (EXPENSE)

Interest income	-	6	-	-	4,930

NET LOSS	$(1,306,962)	$(32,817)	$(1,710,559)	$(135,005)	$(2,162,603)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.10)	$(0.00)	$(0.16)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	13,563,593	8,337,000	10,992,811	8,337,000

See accompanying notes to unaudited consolidated financial statements.

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
 Consolidated Statement of Stockholders' Equity (Deficit)

From May 3, 2006 (Date of Inception) to May 31, 2010

					Deficit Accumulated		Total
	Common Stock		Additional		During the	Donated	Stockholders'
	Shares	Amount	Paid-in capital	Subscriptions	Exploration Stage	Capital	Equity (Deficit)

Balance - May 3, 2006 (Date of Inception)	-	$-	$-	$-	$-	$-	$-
August 31, 2006 - issuance of common shares for cash at $0.01 per share	4,500,000	4,500	40,500	-	-	-	45,000
August 31, 2006 - issuance of common shares for cash at $0.05 per share	2,970,000	2,970	145,530	-	-	-	148,500
August 31, 2006 - issuance of common shares for cash at $0.10 per share	867,000	867	85,833	(5,000)	-	-	81,700
August 31, 2006 - donated rent and management services	-	-	-	-	-	3,000	3,000
Net loss	-	-	-	-	(19,696)	-	(19,696)
Balance-August 31, 2006	8,337,000	8,337	271,863	(5,000)	(19,696)	3,000	258,504
September 5, 2006 - cash received for stock subscription	-	-	-	5,000	-	-	5,000
Net loss	-	-	-		(127,497)	-	(127,497)
Balance - August 31, 2007	8,337,000	8,337	271,863	-	(147,193)	3,000	136,007
Net loss					(96,974)	-	(96,974)
Balance - August 31, 2008	8,337,000	8,337	271,863	-	(244,167)	3,000	39,033
July 23. 2009 - issuance of common shares for cash at $0.05 per share	400,000	400	14,600	-	-	-	15,000
Stock based compensation	-	-	24,547	-	-	-	24,547
Net loss	-	-	-	-	(207,877)		(207,877)
Balance - August 31, 2009	8,737,000	8,737	311,010	-	(452,044)	3,000	(129,297)
November 6, 2009 - issuance of common shares for related party debt at $0.05 per share	1,000,000	1,000	49,000	-	-	-	50,000
December 24, 2009 to February 19, 2010 - issuance of common shares for cash at $0.125 per share	1,600,000	1,600	198,400	-	-	-	200,000
February 1, 2010 - issuance of common shares for services at $0.20 per share	110,000	110	21,890	-	-	-	22,000
December 22, 2009 to January 22, 2010 - issuance of common shares for finance fee at $0.125 per share	180,000	180	61,120	-	-	-	61,300
Fair value - warrants and discount in connection with issuance of 11% convertible debenture	-	-	100,000	-	-	-	100,000
March 3, 2010 - issuance of common shares for finance fee @ $0.25 per share	10,000	10	2,490	-	-	-	2,500
March 23, 2010 - issuance of common shares for bridge loan default conversion at $.05 per share	1,544,877	1,545	75,699	-	-	-	77,244
March 23, 2010 - fair value of warrants on default of bridge loan	-	-	787,369	-	-	-	787,369
March 25, 2010 to May 31, 2010 - issuance of common shares for cash at $0.25 per share	1,760,000	1,760	438,240	-	-	-	440,000
Stock based compensation	-	-	383,357	-	-	-	383,357
Net loss	-	-	-	-	(1,710,559)	-	(1,710,559)

Balance - May 31, 2010 (unaudited)	14,941,877	$14,942	$2,428,575	$-	$(2,162,603)	$3,000	$283,914

See accompanying notes to unaudited consolidated financial statements.

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative
			for the Period
			from
	Nine Months	Nine Months	6-May-06
	Ended	Ended	(Inception) to
	May 31,	May 31,	May 31,
	2010	2009	2010

Cash Flows From Operating Activities
Net loss	$(1,710,559)	$(134,999)	$(2,162,603)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	978	204	1,628
Donated rent	-	-	1,500
Donated services	-	-	1,500
Interest and financing fees - non cash	938,148	-	938,148
Property impairment	-	-	9,771
Stock based compensation	398,025	-	422,572
Net changes in noncash working capital items:
(Increase) decrease - GST receivable	371	3,738	-
(Increase) decrease - Prepaid expenses	(27,934)	-	(28,219)
Increase (decrease)- Accounts payable	47,213	59,930	154,521
Increase (decrease) - Installment loan payable	19,500	-	19,500
Increase (decrease) - Dues to related parties	31,255	-	60,548
Net cash flows provided by (used in) operating activities	(303,003)	(71,127)	(581,134)

Cash flows from investing activities
Purchase of equipment	(4,349)	(528)	(5,809)
Interest in mineral properties	(350,000)	(2,431)	(359,771)
Net cash flows used in investing activities	(354,349)	(2,959)	(365,580)

Cash flows from financing activities
Issuance of common shares	640,000	-	935,200
Repayment of installment loan	(2,167)	-	(2,167)
Bridge loan	75,000	-	75,000
Convertible notes - related parties	100,000	-	100,000
Net cash flows provided by financing activities	812,833	-	1,108,033

Net increase (decrease) in cash	155,481	(74,086)	161,319

Cash – beginning	5,838	76,192	-

Cash – Ending	$161,319	$2,106	$161,319

Supplemental disclosures
Interest paid	57	-	57
Taxes paid	-	-	-
Conversion of related party debt to shares of common stock and warrants	127,244	-	127,244
Conversion of related party debt to shares of common stock	50,000	-	50,000
Acquisition of mineral properties - non-cash	2,094,042	-	2,094,042

See accompanying notes to unaudited consolidated financial statements.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Ruby Creek Resources, Inc. (the “Company”) was incorporated in the Province of British Columbia on May 3, 2006.  The Company is an Exploration Stage Company.  The Company’s principal business is the acquisition and exploration of mineral properties.

Effective January 29, 2009, the Company changed its jurisdiction from the Province of British Columbia to the State of Nevada.  Effective the same date, the Company's authorized capital was changed from an unlimited number of common shares without par value to 500,000,000 common shares with a par value of $0.001 per share. Ruby Creek Resources (Tanzania) Limited (“RCRTz) was incorporated on May 21, 2010 in Tanzania, a joint venture which is 70% owned by the Company.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company is in the exploration stage and has not generated revenues since inception.  The Company has incurred significant losses from inception through May 31, 2010 approximating $2,162,000 and has a working capital deficit of $430,000 at May 31, 2010, raising substantial doubt about the ability of the Company to continue as a going concern.  The continuation of the Company as a going concern is dependent upon its ability to obtain necessary financing to settle outstanding debts, fund ongoing operating losses and to determine the existence, discovery and successful exploitation of economically recoverable mineral reserves on its resource properties and ultimately on the attainment of future profitable operations.  The Company has received limited amounts of private equity and/or convertible debt financing and is currently offering Units of its equity securities (see Note 7d) to certain current shareholders and potential new investors.  While the Company plans to raise funds on this private placement, and management believes it has made significant progress on its plan of operations, additional working capital and capital funds will be required to finance the Company’s operations until commercial operations commence and positive cash flow can be achieved.  Management believes that additional financing will be available on terms acceptable to the Company. However, there can be no assurance of this, nor that commercial operations will be reached.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been  or omitted pursuant to such rules and regulations.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended August 31, 2009 included in the Company's annual report filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K which was filed with the SEC on December 15, 2009.  In the opinion of Management, all adjustments considered necessary for a fair presentation of the financial position, operating results and cash flows for the period presented, consisting solely of normal recurring adjustments, have been made.  Operating results for the nine months ended May 31, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

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

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at May 31, 2010 are as follows:

Shares issuable upon exercise of warrants - July 2009 private placement	200,000
Shares issuable for November 27, 2009 convertible notes and related warrants	4,000,000
Compensatory warrant exercisable for shares to CEO	1,100,000
Compensatory warrants exercisable for shares to principal shareholders	1,500,000
Compensatory warrant/options exercisable for shares - others	1,490,000
Bridge Loan – principal investor – shares issuable upon conversion of related warrants and penalty warrant issued upon default conversion	1,890,000
Shares issuable upon conversion of warrants issued in December 2009 private placement	800,000
Shares issuable upon conversion of warrants issued in March 2010 private placement (on going as of May 31, 2010)	880,000

Total	11,860,000

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

The Company accounts for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As of May 31, 2010, the Company has not incurred any potential costs related to the retirement of mineral property interests since operation have not commenced.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

g)    Recent Accounting Pronouncements

In January 2010, the FASB issued ASC No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820): Improving Disclosure and Fair Value Measurements”, which requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed.  ASC No. 2010-06 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASC No. 2010-06 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after 15 June 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after 5 March 2010. The adoption of ASC No. 2010-11 is not expected to have a material impact on the Company’s consolidated financial statements.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010

(Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In February 2010, the  FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASC No. 2010-06 is not expected to have a material impact on the Company’s consolidated financial statements

Other recent pronouncements issued are not expected to have a material effect on the Company’s  consolidated financial statements.

NOTE 2 - Mineral Properties

(a)    Pursuant to an agreement dated July 15, 2006, as amended on July 9, 2008, the Company acquired an option to earn a 100% interest in the Moore Creek Property (the “Property”) located in the Iskut River region, British Columbia, Canada in exchange for cash payments totaling CDN$100,000 over four years.  In November 2009, the option agreement was terminated by the Company.  As a result, the Company expensed approximately $10,000 in the year ended August 31, 2009 which was previously paid and capitalized.  The Company is in negotiations with the property vendor on a final termination payment, which is not expected to exceed US$5,000.

(b)    On November 7, 2009, the Company entered into a Purchase Agreement (the “Agreement”) with Douglas Lake Minerals Inc. (“Douglas Lake”), for the right to acquire and develop a portion of Douglas Lake’s Mkuvia Gold Project.  Pursuant to the terms of the Agreement, the Company will acquire a seventy percent (70%) interest in 125 square kilometers of the 380 square kilometers Mkuvia Gold Project for total gross consideration of $3,000,000, payable over three years.  In accordance with the terms of the Agreement, the Company initially paid $250,000, and upon satisfactory due diligence completed in the three month period ended May 31, 2010 paid an additional $100,000.   For financial reporting purposes, the transaction contemplated by the Agreement has an effective date of March 15, 2010 as all material requirements have been met.

Upon issuance and receipt of the first mining license, the Company will be required to make (i) an additional payment of $400,000 to Douglas Lake (the Company estimates that this date will occur prior to September 2010);  and (ii) three additional payments of $750,000 within 12, 24 months and 36 months of that date, respectively. The Company has the option to satisfy the final $750,000 payment, by issuing restricted shares of its common stock based upon the Volume Weighted Average Price (“VWAP”) for the 10 days immediately preceding the payment date.  For financial reporting purposes, the series of payments due after one year in the gross amount of $2,250,000 were recorded at their fair value of $1,694,042 determined utilizing a discount rate of 12% per annum.  Interest expense for the three and nine months ended May 31, 2010 includes amortization of $34,050 of this debt discount, with a remaining balance at May 31, 2010 of $1,728,092.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010

(Unaudited)

NOTE 2 – Mineral Properties, continued

Additionally, the Agreement provides that within 12 months of receipt of the initial mining license, the Company has the option to increase its interest to 75 percent of the 125 square kilometers by making an additional $1,000,000 payment to Douglas Lake.  In all cases, the original owner of the four prospecting licenses, Mr. Maita Mkuvia, retains a 3 percent Net Smelter Royalty as per the original agreement between Mr. Maita and Douglas Lake.

The Mkuvia  Gold Project is located in the Liwale and Nachingwea Districts, Lindi Region of the United Republic of Tanzania.

(c) On March 7, 2010, the Company entered into an agreement for the creation of a Tanzanian joint venture company (“RCRTz”) formed for the ownership and management of the 125 square kilometer Mkuvia  Gold Project. The joint venture company is owned 70% by the Company, 25% by Douglas Lake and 5% by Mr. Mkuvia Maita (subject to conditions as described below), the original Prospecting License owner. The joint venture company was officially formed in Tanzania on May 21, 2010. RCRTz will be the operating company of and will hold the mineral rights to the 125 square kilometers of land relating to Mkuvia Gold Project as well as to the mining rights for the additional 255 sq km of the Mkuvia Gold Project acquired on June 16, 2010 (see Note 8c). The second Joint Venture Agreement (the “JVA”) was entered into by the parties with respect to the additional 255 sq km of the Mkuvia Gold Project effective on June 16, 2010 for the development rights. RCRTz will assume control of the permitting and licensing processes.  The JVA provides that Maita Mkuvia’s 5% interest shall vest when RCRTz obtains a mining license over a portion of the area covered by the Prospecting Licenses relating to the 380 sq km of the Project and a retention license over the balance for the area.

NOTE 3 - Bridge Loan

On December 22, 2009, the Company received $75,000 in proceeds of a bridge loan transaction (the “bridge”) with a significant shareholder and special advisor (“holder”).  The loan bears interest at the rate of 12% per annum.  The loan agreement grants the holder the right to convert any portion of the balance plus accrued interest into common shares of the Company at a price of $0.125 per share.  The original due date of the bridge of January 22, 2010 was extended several times by mutual consent, ultimately to March 23, 2010.  In consideration of the loan and these extensions, the Company agreed to additional consideration in the form of units of securities and additional warrants.  This additional consideration resulted in the issuance of an aggregate of 180,000 common shares and two year warrants to purchase an additional 390,000 common shares at $0.25 per share.  The fair value of this consideration of $61,300 was included in interest expense for the nine month period ended May 31, 2010.  This amount consisted of $31,500 which was the fair value of the common shares, and $29,800 which was the fair value of the warrants based upon the Black-Scholes option pricing model.   On March 23, 2010, the Company defaulted on the payment of interest and principal on the bridge.  Pursuant to terms of the bridge, upon the occurrence of the default, the holder gave notice to the Company of his intention to convert the outstanding balance of the note ($75,000) and accrued interest ($2,244) into shares of common stock of the Company at the conversion price of $0.05 per share.  This resulted in the issuance of 1,544,877 common shares.  In addition, as a result of this default, the Company   was obligated to issue the holder a two year warrant to purchase 1,500,000 common shares at an exercise price of $0.05 per share.  This  resulted in a financing charge of $787,369, comprised of $386,219 fair value of common shares issuable in excess of book value of liabilities and $401,150 fair value of the warrants issued on that date.  The Company estimated the fair value of the warrant using the Black-Scholes option pricing model with the following assumptions: an expected life of two years, a risk-free interest rate of 1.02%, and a dividend rate of 0% and an expected volatility of 136%.  The warrant described includes cashless exercise provisions.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010

(Unaudited)

NOTE 3 - Bridge Loan, continued

Proceeds of the loan were used for the payment required in the Mkuvia  Gold Project described in Note 2b.

NOTE 4 -   Convertible Notes – Related Parties

On November 27, 2009, the Company issued two $50,000, 11% convertible notes for total proceeds of $100,000 to a principal shareholder and consultant to the Company and to another significant shareholder.  These notes are due and payable on November 27, 2010.  Upon maturity, each note, at the sole discretion of the note holder is convertible, in part or in full, into shares of the Company’s common stock at a conversion price of $0.05 per common share.  Interest is to be paid quarterly in arrears and, at the note holders’ sole option, they may elect to receive payment in shares of Company common stock valued at $0.05 per share.  In addition, each holder of the note received warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.05 for a term of three years.  The funds were used to make the first payment on the Mkuvia Alluvial Gold Project.  The Company calculated an associated beneficial conversion feature and discount of $100,000 which amount was reflected as a discount of the face amount of these debentures on the accompanying balance sheet as of May 31, 2010.  The amount was determined using the relative fair value method.  This discount is being amortized to interest expense over the term of the debentures.  As of May 31, 2010, $50,685 has been amortized and is included in interest expense for the nine months ended May 31, 2010.  The Company estimated the fair value of the warrant using the Black-Scholes option pricing model with the following assumptions: an expected life of three years, a risk-free interest rate of 2.57%, and a dividend rate of 0% and an expected volatility of 116%.

NOTE 5 - Other Related Party Transactions

At May 31, 2010, the Company was indebted to its directors and a Chief Executive Officer (“CEO”) in the amount of $10,548.  These amounts are for unpaid fees and various expenses of the Company, and are unsecured, do not bear interest and have no fixed terms of repayment.  During the nine months ended May 31, 2010, the CEO purchased 1,000,000 shares of common stock of the Company at $0.05 per share  by applying $50,000 of his balance due from the Company on that date.  On September 1, 2009, the Company granted 1,100,000 compensation warrants to the CEO at an exercise price of $0.05 per share for a term of 5 years.  These options vest 25% every three months over a period of one year.  The Company estimated the fair value of these warrants to be $72,500 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of three years, a risk-free interest rate of 2.57%, a dividend yield of 0% and an expected volatility of 100%.  Stock-based compensation of $54,375 was recorded during the nine months ended May 31, 2010 as management fees (2009 - Nil).  During the nine months ended May 31, 2010 and 2009, respectively, the Company recorded $90,000 and Nil in non-stock based compensation for services provided by a special advisor and the CEO.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010

(Unaudited)

NOTE 5 - Other Related Party Transactions, continued

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 6 – Commitments and Contingencies

a.
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

b.
In April 2010, the Company entered into an arrangement with a company affiliated with a principal shareholder for the use of its office space and facilities in New York City for a one year period in the gross amount of $36,000. This amount will be satisfied by the issuance of 144,000 restricted common shares of the Company valued at $0.25 per share.  This amount will be recognized as rent expense in results of operations at the rate of $3,000 per month commencing in June 2010.

c.
On April 24, 2010, the Company entered into an Advisory Agreement.  The initial term of the agreement is for one year and is renewable for successive one-year periods on mutually acceptable terms. The Advisor may terminate this Agreement at any time by giving the other party ten business days prior written notice of termination. The terms of the agreement provide that the Advisor will be available to provide advice on developing conditions in Tanzania as they pertain to establishing commercially viable mining operation on the Mkuvia Gold Project property or other properties the of interest to the Company. Compensation is comprised of $6,000 and warrants to purchase 50,000 shares of the common stock of the Company at $0.35 per share vested upon execution and $6,000 and warrants to purchase 50,000 shares of the common stock of the Company at $0.35 per share payable and vested on October 24, 2010. The warrants have a five year life and contain a cashless exercise provision. The Company estimated the fair value of the warrants granted upon execution to be $13,609 at the date of grant, using the Black-Scholes option pricing model with the following assumptions:  an expected life of two years, a risk-free interest rate of 1.68%, a dividend rate of 0% and an expected volatility of 139%.  Stock-based compensation of $13,609 was included in consulting services during the nine months ended May 31, 2010.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010

(Unaudited)

NOTE 6 – Commitments and Contingencies, continued

d.
On May 15, 2010, the Company entered into a financial advisory and media services agreement for a six month period. The agreement is cancellable on 60 days written notice by either party and may be extended for an additional six months if mutually agreed by the parties.  Compensation is comprised of £2,000 per month plus reimbursement of expenses and warrants to purchase 200,000 shares of the Company’s restricted common stock at $0.35 per share, vesting 20% upon execution and 20% for each of the subsequent four quarters. These warrants have a two-year life and include a cashless exercise provision. The Company estimated the fair value of these warrants to be $64,684 at the date of grant, using the Black-Scholes option pricing model with the following assumptions:  an expected life of two years, a risk-free interest rate of 1.28%, a dividend rate of 0% and an expected volatility of 139%.  Stock-based compensation of $12,937 was recorded as consulting services during the nine months ending May 31, 2010.

NOTE 7 -   Common Stock

a)        Effective January 29, 2009, the Company re-domiciled from the Province of British Columbia to the State of Nevada. Effective the same date, the Company's authorized capital was changed from an unlimited number of common shares without par value to 500,000,000 common shares with a par value of $0.001 per share.

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

c)   On January 29, 2010, the Company entered into an agreement with a consultant to assist management on a part time basis in the role of interim chief financial officer (“Consultant”) for a six-month period which commenced on February 1, 2010.  Compensation for these services is at the rate of $6,500 per month, 60,000 shares of common stock, plus a signing bonus of 50,000 shares of common stock, with a combined fair value of $22,000 at the date of grant.  The fair value of these issuances is being expensed ratably over the period of service.  Approximately $40,000 is included in management services for the nine months ended May 31, 2010 associated with this arrangement.  The agreement can be extended on terms and for a period agreeable to both parties.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010

(Unaudited)

NOTE 7 -   Common Stock, continued

d)     Commencing on March 25, 2010, the Company began an offering of its equity securities pursuant to Rule 506 of Regulation D and Regulation S.  Through May 31, 2010 the Company sold 1,760,000 Units at a price of $0.25 per Unit and received proceeds of $440,000.  Each Unit consists of one restricted common share and one warrant.  Two warrants are required to buy one restricted common share at a price of $0.50 per share exercisable for a period of up to two years.   The Company estimated the fair value of these warrants to be approximately $214,324 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of two years, risk-free interest rate ranging from 0.76%-1.18%, a dividend rate of 0% and an expected average volatility of 141%. This amount is reflected as a component of additional paid-in capital.

Stock Options

On July 15, 2009, the Company granted 50,000 compensation warrants to a former director at an exercise price of $0.05 per share for a term of 5 years.  These options vested on November 1, 2009.  The Company estimated the fair value of these warrants to be $5,107 at the date of grant, using the Black-Scholes option pricing model with the following assumptions:  an expected life of three years, a risk-free interest rate of 2.57%, a dividend rate of 0% and an expected volatility of 99%.  Stock-based compensation of $2,905 was recorded as management fees during the nine months ending May 31, 2010.

On July 15, 2009, the Company granted 1,750,000 stock options to consultants at an exercise price of $0.05 per share for a term of 5 years.  These options vest 25% every three months over a period of one year.  The Company estimated the fair value of the options that vested to be $209,679 using the Black-Scholes option pricing model with the following assumptions: an initial expected life of three years, a risk-free interest rate of 0.95% to 2.57%, and a dividend rate of 0% and an expected volatility of between 99% and 117%.  Stock-based compensation of $209,679 was recorded as consulting fees during the nine months ended May 31, 2010 and the remainder will be recorded over the term of vesting.

On September 1, 2009, the Company granted 1,100,000 compensation warrants to the President at an exercise price of $0.05 per share for a term of 5 years.  The Company estimated the fair value of these warrants to be $72,500 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: an expected life of three years, a risk-free interest rate of 2.57%, a dividend rate of 0% and an expected volatility of 100%.  Stock-based compensation of $54,375 was recorded at as management fees during the nine months ending May 31, 2010.

On October 1, 2009, the Company granted 350,000 stock options to a consultant at an exercise price of $0.05 per share for a term of 5 years.  Of these options, 80,000 vest at the grant date and 270,000 vest 33% on every three month anniversary date.  The Company estimated the fair value of these options that vested to be $68,876 using the Black-Scholes option pricing model with the following assumptions: an initial expected life of three years, a risk-free interest rate of 0.95% to 2.57%, a dividend rate of 0% and an expected volatility of 99% to 117%.  Stock-based compensation of $68,876 was recorded as consulting fees during the nine months ended May 31, 2010 and the remainder will be recorded over the term of vesting.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010

(Unaudited)

NOTE 7 -   Common Stock, continued

On October 15, 2009, the Company granted 150,000 stock options to a consultant at an exercise price of $0.05 per share for a term of 5 years.  These options vest 25% every three months over a period of one year.  The Company estimated the fair value of these options that vested to be $12,188 using the Black-Scholes option pricing model with the following assumptions: an initial expected life of three years, a risk-free interest rate of 0.95% to 2.57%, a dividend rate of 0% and an expected volatility of 104% to 117%.  Stock-based compensation of $12,188 was recorded as consulting fees during the nine months ended May 31, 2010 and the remainder will be recorded over the term of vesting.

On November 1, 2009, the Company granted 250,000 stock options to a consultant at an exercise price of $0.05 per share for a term of 5 years.  Of these options, 60,000 vest at the grant date, 60,000 vest on February 1, 2010, 60,000 vest on May 1, 2010 and 70,000 vest on August 1, 2010.  The Company estimated the fair value of these options that vested to be $22,192 using the Black-Scholes option pricing model with the following assumptions: an expected life of three years, a risk-free interest rate of 2.57%, a dividend rate of 0% and an expected volatility of 108%.  Stock-based compensation of $22,192 was recorded as consulting fees during the nine months ended May 31, 2010 and the remainder will be recorded over the term of vesting.

On November 1, 2009, the Company granted 150,000 stock options to a consultant at an exercise price of $0.05 per share for a term of 5 years.  These options vest 25% every three months over a period of one year.  The Company estimated the fair value of these options that vested to be $12,005 using the Black-Scholes option pricing model with the following assumptions: an expected initial life of three years, a risk-free interest rate of .095% to 2.57%, a dividend rate of 0% and an expected volatility of 103% to 117%.  Stock-based compensation of $12,005 was recorded as consulting fees during the nine months ended May 31, 2010 and the remainder will be recorded over the term of vesting.

On January 20, 2010, the Company granted 40,000 stock options to a consultant at an exercise price of $0.05 per share for a term of 5 years.  These options vest 25% every three months over a period of one year.  The Company estimated the fair value of these options that vested to be $3,514 using the Black-Scholes option pricing model with the following assumptions: an expected initial life of three years, a risk-free interest rate of .095% to 2.57%, a dividend rate of 0% and an expected volatility of 117%.  Stock-based compensation of $3,514 was recorded as consulting fees during the nine months ended May 31, 2010 and the remainder will be recorded over the term of vesting.

On April 24, 2010, the Company granted 50,000 stock options to a consultant at an exercise price of $0.35 per share for a term of two years.  These options vested on grant.  The Company estimated the fair value of the options to be $13,609 using the Black-Scholes option pricing model with the following assumptions: an expected life of two years, a risk-free interest rate of 1.68%, a dividend rate of 0% and an expected volatility of 139%. Stock-based compensation of $13,609 was recorded as consulting fees during the nine months ended May 31, 2010.

On May 15, 2010, the Company granted 200,000 stock options to a consultant at an exercise price of $0.35 per share for a term of two years. These options vest 20% on grant and 20% every three months over a period of one year. The Company estimated the fair value of the options that vested to be $12,937 using the Black-Scholes option pricing model with the following assumptions: an expected life of two years, a risk-free interest rate of 1.28%, a dividend rate of 0% and an expected volatility of 139%, Stock-based compensation of $12,937 was recorded as consulting fees during the nine months ended May 31, 2010 and the remainder will be recorded over the term of vesting.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010

(Unaudited)

NOTE 7 -   Common Stock, continued

The following is a summary of stock options and warrants outstanding for the periods shown:

Share Purchase Options

	May 31, 2010		May 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, beginning of year	1,800,000	$0.05	-	$-
Granted	2,290,000	0.08	-	-
Exercised	-	-	-	-
Cancelled/Expired	-	-	-	-
Balance, end of period	4,090,000	0.07	-	$-
Exercisable, at end of period	2,877,500	$0.06	-	$-

As of May 31, 2010,  2,877,500 stock options have vested and 1,212,500 stock options remain unvested. The weighted average remaining life of the vested and unvested stock options is 4.15 years and 3.95 years, respectively.  The Board of Directors has authorized the issuance of up to 4,000,000 common stock purchase options to be issued, and anticipates adopting a formal plan in the near term.  As of May 31, 2010, the intrinsic value of the vested options was $893,800.

Share Purchase Warrants

	May 31, 2010		May 31, 2009
	Warrants	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance, beginning of year	200,000	$0.050	-	$-
Issued	5,570,000	0.155	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance, end of year	5,770,000	$0.151	-	$-

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
May 31, 2010

(Unaudited)

The weighted average remaining life of all outstanding share purchase warrants is 1.80 years.  As of May 31, 2010, the intrinsic value of these warrants was $935,550.

NOTE 8 - Subsequent Events

a.
Subsequent to May 31, 2010 and through July 14, 2010, the Company received proceeds of $272,000 for 1,088,000 Units in the current private placement described in Note 7d for an aggregate of 1,088,000 common shares and warrants to purchase 544,000 shares at $0.50 per share.

b.
Effective June 4, 2010, the Company entered into an Advisory Agreement with Mr. Maita Mkuvia (“Advisor”), the original owner of the prospecting licenses of the Mkuvia  Gold Project. The initial term of the agreement is for a three year. The Advisor or the Company may terminate this Agreement at any time by giving the other party ninety (90) days prior written notice of termination.  This Agreement may be renewed for successive one-year periods on mutually acceptable terms.  Compensation is comprised of $1,000 for each Director’s meeting the Advisor attends and 300,000 shares of restricted common shares of stock of the Company as follows: 50,000 shares vested upon signing, 75,000 shares issuable on June 4, 2011; 75,000 shares issuable on June 4, 2012 and 100,000 shares on June 4, 2012.

c.
Effective on June 16, 2010, the Company acquired the exclusive mineral and mining rights to 255 square kilometers of the Mkuvia Gold Project in Tanzania from Douglas Lake. As consideration, the Company is required to pay Douglas Lake $6,000,000 over a three-year period in a combination of cash and restricted shares.  Upon execution, the Company must pay $200,000; in July 2010 pay $150,000 and issue 4,000,000 common shares of the Company with an agreed upon value of $3,200,000 at $0.80 per share due within 30 days of receipt of governmental Certificates of Acknowledgement; $450,000 on June 1, 2011; $1,000,000 on June 1, 2012; and $1,000,000 on June 1 2013. The Company has the option to satisfy the final $1,000,000 payment due on June 1, 2013 by issuing restricted shares of its common stock based upon the Volume Weighted Average Price (“VWAP”) for the 20 days immediately preceding the payment date.  Scheduled cash payments can be accelerated in the event of future equity financing or obtaining additional mining licenses.  The new Purchase Agreement also provides that the Company has the option to increase its interest from the current 70% to 75% of the Project by making an additional $1,000,000 payment to Douglas Lake.  Therefore, in total with respect to the entire 380 sq km of the Project, Ruby Creek has the option to increase its interest from 70% to 75% for $2,000,000. As a result of this agreement, in combination with the transaction described in Note 2b, the Company controls the exclusive mineral and mining rights to the entire 380 square kilometers of the Mkuvia Gold Project.

d.
In July 2010, the Company received $25,000 from a principal shareholder for working capital purposes.  This amount may be repaid from proceeds of the current private placement, converted  into additional Units of the current private placement or structured as a debt instrument.

The Company evaluated subsequent events through the financial statement filing date.

Item 2.  Management's Discussion and Analysis

As used in this quarterly report: (i) the terms "we", "us", "our" and the "Company" mean Ruby Creek Resources, Inc.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Exchange Act" refers to the Securities Exchange Act of 1934, as amended; and (iv) all dollar amounts refer to United States dollars unless otherwise indicated.

The following discussion of our plan of operations, results of operations and financial condition for the comparative six-month period ended May 31, 2010 should be read in conjunction with our unaudited interim financial statements and related notes for the comparative three month periods ended November 30, 2008 included in this quarterly report.

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

As more fully described below (i) on November 7, 2009 we entered into a Purchase Agreement with Douglas Lake Minerals Inc., covering 125 sq km of the 380 sq km Mkuvia Gold Project located in the south of Tanzania, (ii) effective on June 16, 2010, the Company, acquired the exclusive mineral and mining rights to the remaining 255 square kilometers of the Mkuvia Gold Project from Douglas Lake, (iii) on March 7, 2010 and May 24, 2010, the Company entered into agreements (described more fully below) for the creation of a Tanzanian Joint Venture Company known as Ruby Creek Resources (Tanzania) Limited (“Ruby Creek Tz”) the purpose of which is the ownership and management of the Mkuvia Gold Project properties.  Ruby Creek Tz is the operating company and holds title to the mining rights related to the Mkuvia Gold Project, has assumed control of the permitting and licensing processes, and for the completion of the environmental impact study.  Douglas Lake will reimburse Ruby Creek Tz for any costs it incurs associated with obtaining the environmental study and first mining license since it was their obligation to have this completed.

A second Joint Venture Agreement was entered into by the parties with respect to the additional 255 sq km of the Mkuvia Gold Project effective on June 16, 2010 for the development rights.  The JVA provides that Maita Mkuvia’s 5% interest shall vest when RCR Tz obtains a mining license over a portion of the area covered by the Prospecting Licenses relating to the Acquired Project and a retention license over the balance for the area.  The Acquired Project is defined as the aggregate of the entire 380 sq km covered by the Purchase Agreement dated November 7, 2009 and the new Purchase Agreement dated June 16, 2010.

As a result of this second Agreement, valued at $6 million, Ruby Creek now controls the exclusive mineral and mining rights to the entire 380 square kilometers of the Mkuvia Gold Project.  The entire property is managed by Ruby Creek Tz, under the control of the Company as the 70% majority partner.

We have no revenues, have experienced losses since inception and rely upon the sale of our securities and loans and advances from our principal shareholders and officers to fund our operations.  Our auditors have expressed substantial doubt about our ability to continue as a going concern on their report dated December 7, 2009  We have no proven mineral reserves of any type and there is no assurance that we will discover any economically viable minerals from our current activities.  While we may in the future discover, develop and recover viable gold deposits from our current property, the Mkuvia Gold Project, we will require substantial additional funds in order to conduct our test mining and potential commercial mining activities and meet the payment obligations to Douglas Lake. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue our exploration activities.

Prior to our initial Purchase Agreement with Douglas Lake Minerals Inc., we had acquired an option to purchase a group of eight mining exploration claims, known as the More Creek property, located in northwestern British Columbia, Canada.  As part of its redirection to Tanzania, Ruby Creek fully relinquished its option on the interest in the More Creek property.

Our office is located at 750 3rd Avenue, 11th Floor, New York, NY USA 10017; our telephone number is (212) 671-0404.  Our website is www.rubycreekresources.com.

The Mkuvia Gold Project

The Mkuvia Gold Project is located in the Liwale and Nachingwea Districts, Lindi Region of the United Republic of Tanzania.  The project is the subject of a report titled the “Technical & Resource Report on the Mkuvia Gold Project”, prepared for our joint venture partner, Douglas Lake Minerals, by Mr. Laurence Stephenson, P.Eng. of British Columbia, Canada and Ross McMaster, MAusIMM of Queensland, Australia.  Mr. Stephenson and Mr. McMaster are independent and Qualified Persons in accordance with JORC and NI 43-101.  Douglas Lake has spent more than $2,100,000 in exploration and developing an understanding of the mineralization on a portion of the property while focusing on a relatively small area for mechanized production (about 10 sq km).

Our joint venture partner, Douglas Lake, has completed its technical report, reserve estimate, feasibility study and mining plan.  The obligation to complete the environmental impact assessment report and mining license application has been assumed by the Ruby Creek Tz, formed on May 24, 2010 as more fully described below.  Ruby Creek Tz intends to file for its first Mining License application before the end of our fiscal quarter ended November 30, 2010.  Timing of the application for additional Mining Licenses will be dependent upon the results from the initial Mining License and our ability to obtain adequate financial and human resources to sustain our operations.

On November 7, 2009, the Company entered into a Purchase Agreement (the “Agreement”) with Douglas Lake Minerals for the right to acquire and develop a portion of Douglas Lake’s Mkuvia Gold Project.  Pursuant to the terms of the Agreement, the Company acquired a seventy percent (70%) interest in 125 square kilometers of the 380 square kilometers Mkuvia Gold Project for total gross consideration of $3,000,000, payable over three years.  In accordance with the terms of the Agreement, the Company paid $250,000 in cash initially, and upon issuance by the Company of its Notice of Satisfactory Due Diligence to Douglas Lake Minerals dated March 15, 2010 paid an additional $100,000.  Additionally, the Agreement provided that within 12 months of closing, the Company has the option to increase its interest to 75 percent of the 125 square kilometers by making an additional $1,000,000 payment to Douglas Lake.  Reference is made to Note 2 included in the unaudited financial statements of the Company included elsewhere herein for a summary of additional terms and conditions.

Effective on June 16, 2010, the Company acquired the exclusive mineral and mining rights to the remaining 255 square kilometers of the Mkuvia Gold Project from Douglas Lake.  The terms of the agreement for the remaining exclusive mineral and mining rights require the Company to pay Douglas Lake $6 million over a three-year period in a combination of cash and restricted shares.  Reference is made to Note 8c included in the unaudited financial statements of the Company included elsewhere herein for a summary of additional terms and conditions.

On March 7, 2010, the Company entered into an agreement for the creation of a Tanzanian Joint Venture company called Ruby Creek Resources (Tanzania) Limited, formed initially for the ownership and management of the 125 square kilometer Mkuvia Gold Project.  The Joint Venture company is owned 70% by the Company, 25% by Douglas Lake and 5% by Mr. Mkuvia Maita (subject to conditions as described below), the owner of the original Prospecting Licenses.  The Joint Venture company was officially formed in Tanzania on May 24, 2010.  Ruby Creek Tz is the operating company of and holds rights to the 125 square kilometers of land relating to Mkuvia Gold Project acquired by the Company on November 7, 2009 as well the mining rights for the additional 255 sq km of the Mkuvia Gold Project acquired on June 16, 2010 (see Note 8).  An additional Joint Venture Agreement was entered into by the parties with respect to the additional 255 sq km of the Mkuvia Gold Project effective on May 24, 2010 for the development rights (collectively the “JVA”). Ruby Creek Tz assumed control of the permitting and licensing processes.  The JVA provides that Maita Mkuvia’s 5% interest shall vest when Ruby Creek Tz obtains a mining license over a portion of the area covered by the Prospecting Licenses relating to the entire project and a retention license over the balance for the area not covered by the initial mining license.

As a result of the foregoing, the Company controls the exclusive mineral and mining rights to the entire 380 square kilometers of the Mkuvia Gold Project.

Among other conditions, with respect to the entire 380 sq km of the Project, we also have the right to increase our interest from 70% to 75% for an aggregate of $2,000,000 ($1 million with respect to the initial 125 sq km acquisition and $1 million with respect to the remaining 255 sq km).

In all cases, the original owner of the prospecting licenses, Mr. Mkuvia Maita retains a 3 percent Net Smelter Royalty as per the original agreement between Mr. Maita and Douglas Lake.

Nature of the Prospecting Licenses

According to the Technical & Resource Report on the Mkuvia Alluvial Gold Project prepared for our joint venture partner, by Laurence Stephenson, P.Eng. and Ross McMaster, MAusIMM, to date, the known gold mineralization in Mkuvia Property occurs as alluvial placer deposits comprising of a significant, but unquantified accumulation of gold in alluvium hosted by: 1) reworked palaeo-placer by the Mbwemkuru River and its tributaries, and 2) an over 10 meter thick zone of palaeo-placer sand and pebble beds non-conformably overlying biotite schist, gneiss, quartzite, garnet-amphibolite and granitoids.  The latter comprises a poorly sorted palaeo-beach placer plateau extending over 29 km along a NW-SE direction and ~5 km wide along a NE-SW direction.  In addition there are extensive troughs with similar continental alluvium further west in the Karroo Basin.  It is however notable that at the highest point on the property, pebble conglomerates were noted on the surface that have been worked sporadically by the artisanal miners suggesting that gold is present.  This is consistent with the proposition that the mineralization is associated with a wide spread beach placer environment.  Gold-bearing alluvium along the Mbwemkuru River occurs within a 0.35 to 2.0 m thick zone between the bedrock and sandy-gravelly material related to present drainage active channels and terraces.  This zone contains an estimated 1.0 grams per cubic meter that the small-scale miners are currently reportedly recovering.

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

Present Condition and Current State of Exploration

The property sections that are the subject of our prospecting licenses are currently being worked by local artisan miners.  The property is considered undeveloped and does not contain any open-pit or underground mines other than artisanal operations.  Currently there is no plant or equipment located on the property.  We are presently negotiating with several equipment contractors for equipment to be delivered to the property by the end of our current fiscal year and to commence test mining activities, although there can be no assurance that this will occur.

Plan of Operations

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future.  We base this expectation, in part, on the fact that very few prospecting licenses in the exploration stage ultimately develop into producing, profitable mines.  As noted above, our future financial results are also uncertain due to a number of factors, some of which are outside our control.

Due to our lack of operating history and lack of operating revenues, uncertainty on the availability of adequate financial resources to support operations and to fund future payment obligations associated with the acquisitions of the Mkuvia Gold Properties, there exists substantial doubt about our ability to continue as a going concern.  Even if we complete our current exploration and test mining program and we are successful in identifying mineral deposits, we will have to spend substantial funds on further drilling and engineering studies, mining equipment and/or contractors before we will know if we have a commercially viable mineral deposit or reserve.

Our plan of operations for the next twelve months is to obtain the funding necessary for the continued exploration and development of the Mkuvia Gold Project.

Liquidity and Financial Condition

At May 31, 2010, we had cash of $161,319 and a working capital deficit of $ 429,262.  With respect to the 125 Sq Km rights acquisition, the Company will be required to make (i) an additional payment of $400,000 to Douglas Lake upon the issuance of the initial mining license which is anticipated in September 2010; and (ii) three additional payments of $750,000 within 12, 24 months and 36 months of that date.  The Company has the option to satisfy the final $750,000 payment (which would be due on September, 2013, should the mining license be issued in September 2010) by issuing restricted shares of its common stock based upon the Volume Weighted Average Price (“VWAP”) for the 10 days immediately preceding the payment date.  In connection with the acquisition of the rights to the remaining 225 sq km of the Mkuvia Gold Project on June 16, 2010 we are required to pay Douglas Lake $6 million over a three-year period in a combination of cash and restricted shares.  Based upon the terms of the agreement, we have paid $100,000 as of July 12, 2010, an additional $250,000 is payable by July 23, 2010 plus 4 million common shares of the Company with an agreed upon value of $3.2 million at $0.80 per share due within 30 days of receipt of governmental Certificates of Acknowledgement; (received in June 2010) $450,000 on June 1, 2011; $1 million on June 1, 2012; and $1 million on June 1 2013.  The Company has the option to satisfy the final $1 million payment due on June 1, 2013, by issuing restricted shares of its common stock based upon the Volume Weighted Average Price (“VWAP”) for the 20 days immediately preceding the payment date.  Scheduled cash payments can be accelerated in the event of future equity financing or obtaining additional mining licenses.

The Purchase Agreements also provides that the Company has the option to increase its interest from the current 70% to 75% of the Project by making an aggregate payment of an additional $2 million payment to Douglas Lake. Therefore, in total with respect to the entire 380 sq km of the Project, Ruby Creek has the option to increase its interest from 70% to 75% for $2,000,000.

In all cases, the original owner of the four prospecting licenses, Mr. Maita Mkuvia, retains a 3 percent Net Smelter Royalty as per the original agreement between Mr. Maita and Douglas Lake.

Accordingly, we currently have insufficient funds to enable us to satisfy these commitments and general and administrative expenses over the next twelve months.  During the twelve-month period following the date of this report, we anticipate that we may begin to generate revenues from mining, but that these revenues, should they materialize, would not be sufficient.  As such, we will be required to obtain additional financing in order to complete our planned operations, meet our obligations under our agreements with Douglas Lake and any additional exploration of our joint venture claims to determine whether any mineral deposits exist on these claims.

The Company secured additional financing as follows:

In March 2010, the Company received $50,000 from a principal shareholder for working capital purposes.  This investor converted his advances into Units of the Company’s current private placement.

From December 29, 2009 to February 19, 2010 we raised $200,000 and filed a Form D pursuant to Rule 506 of the SEC, Notice of Exempt Offering of Securities.  Under this offering we issued 1.6 million shares of our restricted common stock at $0.125 per share and warrants to purchase an additional 800,000 common shares for 2 years at $0.25 per share.

On March 25, 2010 we filed another Form D pursuant to Rule 506 of the SEC, Notice of Exempt Offering of Securities for the sale of shares of our common stock.  Through May 31, 2010 we have raised $440,000 in proceeds for which we issued 1,760,000 shares of our common stock at $0.25 per share and warrants to purchase 880,000 common shares for two years at $0.50 per share.  Should these warrants be exercised in full we would receive an additional $440,000.  Subsequent to May 31, 2010 and through July 14, 2010 we received an additional $272,000 from investors on this transaction. This offering is continuing at this time.

An additional $175,000 was received for the issuance of convertible debentures and warrants ($100,000) and a $75,000 Bridge Loan.  The bridge loan was ultimately converted into shares of our common stock and common stock purchase warrants.

We anticipate that any future additional funding will be in the form of equity financing from the sale of our common stock or other securities convertible into our common stock.  In addition to equity and equity related financing sources, we believe that debt financing may be a viable alternative for funding additional phases of exploration.  However, while management believes that it will be successful, there can be no assurance that any potential subsequent financings will be, or that any funds raised will be sufficient for us to conduct and sustain our operations and pay our expenses for the next twelve months.  In the absence of such financing, we will not be able to continue exploration of our joint venture prospecting licenses for the Mkuvia Gold Mining Project and our business plan will fail.  Even if we are successful in obtaining debt or equity financing to fund our acquisition and exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of any prospecting licenses we presently have or that we may acquire or that the project will yield commercially viable levels of minerals.  If we do not continue to obtain additional financing, we will be forced to abandon our plan of operations.

Results of Operations for the Three Month and Nine Month periods ended May 31, 2010

Revenues

We have had no operating revenues since our inception on May 3, 2006 to May 31, 2010.  We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

General and Administrative Expenses

Expenses for the three month period ended May 31, 2010 totaled $1,306,692 and primarily consisted of non-cash interest and financing fees totaling $852,521 related to the acquisition of the Mkuvia property, $232,670 for consulting services, $88,793 for management services, $66,603 of professional fees (audit and legal costs) and $59,553 for office and general costs.  These amounts include $246,000 of non cash stock based compensation expense.  The expenses for the comparable period in 2009 were $32,823 consisting of $3,694 for management services $14,683 for professional fees (audit and legal costs) and $14,549 for office and general costs.

Expenses for the nine month period ended May 31, 2010 totaled $1,710,559 and were primarily comprised of interest and financing fees totaling $943,780 related to the acquisition of the Mkuvia property and other financing activities, $386,057 for consulting services, $169,198 for management services, $89,878 for professional fees (audit and legal costs) and $105,546 for office and general costs.  These amounts included $398,025 of non cash stock based compensation expense.  The expenses for the comparable period in 2009 totaled $135,005 and consisted primarily of $5,632 for management services, $97,905 for professional fees (audit and legal costs) and $30,421 for office and general costs.

Net Loss

We had a net loss of $1,306,692 in the three months ended May 31, 2010 as compared to a net loss of $32,817 in the comparable 2009 three month period.

We had a net loss of $1,710,559 in the nine months ended May 31, 2010 as compared to a net loss of $135,005 in the comparable 2009 nine month period.  Our net loss from inception on May 3, 2006 until May 31, 2010 was $2,162,603.

The principal  increase in our overall expenses and net loss in the three and nine month periods ended May 31, 2010 as compared to the comparable periods of the preceding year are principally ther result of the hiring of professional personnel and compensation to founding officers and principal advisors necessary to execute our plan, the expenses associated with the successful consummation of the mineral rights acquisition of the initial 125 sq km of the Mkuvia Gold Property in the current fiscal period and the subsequent acquisition of the remaining 225 sq km,  financing activities, including the private placement, debentures and bridge loan conversions which gave rise to substantial non-cash interest and financing charges associated with the fair valuation of debt discounts and issuance of convertible equity instruments, SEC compliance costs and investor relations costs to increase our market awareness.

Liquidity and Capital Resources

As of May 31, 2010 we had cash of $161,319 and a working capital deficit of $ 429,262.  Our liquidity outlook is discussed above under the caption “Liquidity and Financial Condition”.

Cash from Operating Activities

Cash used in operating activities was $303,003 during the nine month period ended May 31, 2010, as compared to $71,127 during the nine month period ended May 31, 2009.  Cash used in operating activities from our inception on May 3, 2006 to May 31, 2010 was $581,134.

Cash from Investing Activities

Cash used in investing activities (purchase of equipment, payments for interest in mineral properties) was $354,359 during the nine month period ended May 31, 2010, as compared to $2,959 during the nine month period ended May 31, 2009.  Cash used in investing activities from our inception on May 3, 2006 to May 31, 2010 was $365,580.  The primary increase was the consummation of our acquisition under the November 2009 Purchase Agreement of the initial 125 sq km of the Mkuvia Gold Property.  The gross cost of $3 million is reflected net of debt discount at $2,444,042 as of May 31, 2010 of which $2,094,042 is treated as a non-cash item.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock.  From our inception on May 3, 2006 to May 31, 2010, we raised a gross proceeds of $1,110,100 from private offerings of our Equity securities, convertible debentures and a bridge loan.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our joint venture acquisitions, payments pursuant to our Douglas Lake obilagations or exploration and development of the claims associated with the joint venture and our undertaking will fail.

Going Concern

We are in the exploration stage and have not generated revenues since inception.  We have incurred significant losses to date and further losses are anticipated raising substantial doubt about the ability of our Company to continue operating as a going concern.  The continuation of our Company as a going concern is dependent upon our ability to obtain necessary equity financing to continue operations, meet the Douglas Lake obligations and to determine the existence, discovery and successful exploitation of economically recoverable reserves on our resource properties and ultimately on the attainment of future profitable operations.  Since inception to May 31, 2010, we had accumulated losses of $2,162,603.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Future Financings

As of July 14, 2010, we are continuing to raise funds pursuant to an SEC Rule 506 Regulation D offering.  Since May 31, 2010 through July 14, 2010, we have received an additional $246,000 in proceeds. We have received additional subsciptions and receiving additional proceeds of these subscriptions, we are not assured of this.  Further, we anticipate continuing to rely on equity sales of our common shares and other borrowings in order to continue to fund our business operations and funding of commitments described above, including the aforementioned Douglas Lake obligations.  Issuances of additional shares and convertible notes will result in dilution to our existing shareholders.  There is no assurance that we will generate any or adequate cash flow from operations, achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

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

The Company accounts for asset retirement obligations by recording the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As of May 31, 2010, any potential costs related to the retirement of the Company's mineral property interests have not yet been determined.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASC No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820): Improving Disclosure and Fair Value Measurements”, which requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed.  ASC No. 2010-06 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASC No. 2010-06 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another.  As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.  The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after 15 June 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after 5 March 2010.  The adoption of ASC No. 2010-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the  FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASC No. 2010-06 is not expected to have a material impact on the Company’s consolidated financial statements.

Other recent pronouncements issued are not expected to have a material effect on the Company’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are currently not subject to any material market risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to certain material weaknesses in our internal control over interim financial reporting as of May 31, 2010, as described in our management’s report on internal control over financial reporting included in our annual report on Form 10-K for our fiscal year ended August 31, 2009, which deficiencies have not been remedied as of May 31, 2010.

Changes in Internal Control over Financial Reporting

Effective February 1, 2010, the Company has retained an interim CFO and it is believed his participation will strengthen internal controls, and certain new controls have been installed or are in the process of being implemented.  We believe that this did and will continue to improve and strengthen our internal controls over financial reporting during and subsequent to the three months ended August 31, 2010.

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

On March 10, 2010, the Company filed a final Form D with the Securities and Exchange Commission disclosing the sale of 1,600,000 units to 20 investors at a price of $0.125 per unit resulting in gross proceeds of $200,000.  Each unit consisted of one share and one warrant.  The warrants are exercisable at a price of $0.25 for a period of two years.  Two warrants are required to purchase one share.  The shares issued pursuant to the units were issued to 19 accredited investors and one non-accredited investor.

The shares issued to the above investors were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Regulation D, Rule 506.

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

Pursuant to a Form D filed with Securities and Exchange Commission for the sale of units consisting of one share and one warrant, between March 25, 2010 and July 14, 2010, the Company sold a total of 2,848,000 units to 42 individuals and received proceeds of $712,000. Each unit consists of one share of restricted common stock at a price of $0.25 per share and one warrant. Two warrants are required to purchase one share of stock for $.50 per share, and each warrant has a two year life.  The shares issued to these investors were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Regulation D, Rule 506.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive (Filed herewith)
31.2	Certification of Chief Financial Officer (Filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer (Filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY CREEK RESOURCES, INC.

/s/ Robert Slavik
Robert Slavik
President, Chief Executive Officer, Director.

Dated: July 15, 2010

/s/ Myron Landin
Myron Landin, CPA
Chief Financial Officer

Dated: July 15, 2010