Form 10-K
period 2010-08-31
Ruby Creek Resources, Inc.
filed 2010-12-14
CIK 1379810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended on August 31, 2010 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

RUBY CREEK RESOURCES, INC.
(Exact name of registrant as specified in Charter

NEVADA 000-52354

26-4329046
(State or other jurisdiction of (Commission File No.)   (IRS Employee Identification No.) incorporation  or organization)

750 3rd Avenue, 11th Floor, New York, NY 10017
(Address of Principal Executive Offices)

(212) 679-5711
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐   Accelerated Filer ☐

Non-Accelerated Filer ☐    Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant's common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $4,043,567

The registrant had 28,883,642 shares of common stock outstanding as of December 3, 2010.

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

Our office is located at 750 3rd Avenue 11th Floor, New York, NY USA 10017; our telephone number is (212) 679-5711

Our Corporate History

Prior to our recent mining activities described below, we had acquired an option to purchase a group of eight mining exploration claims, known as the More Creek property, located in northwestern British Columbia, Canada. As part of its redirection to Tanzania, Ruby Creek fully relinquished its option on the interest More Creek Properties Canada .

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

 On March 7, 2010, the Company entered into an agreement for the creation of a Tanzanian Joint Venture company called Ruby Creek Resources (Tanzania) Limited, formed initially for the ownership and management of the 125 square kilometer Mkuvia Gold Project.  The Joint Venture company is owned 70% by the Company, 25% by Douglas Lake and 5% by Mr. Maita Mkuvia (subject to conditions as described below), the owner of the original Prospecting Licenses.  The joint venture company was officially formed in Tanzania on May 24, 2010.  Ruby Creek Tz is the operating company of and holds mining rights to the 125 square kilometers of land relating to Mkuvia Gold Project acquired by the Company on November 7, 2009 as well the mining rights for the additional 255 sq km of the Mkuvia Gold Project acquired effective on June 16, 2010, as more fully described below. An additional Joint Venture Agreement was entered into by the parties with respect to the additional 255 sq km of the Mkuvia Gold Project effective on May 24, 2010 for the development rights (collectively the “JVA”). Ruby Creek Tz assumed control of the permitting and licensing processes.  The JVA provides that Maita Mkuvia’s 5% interest shall vest when Ruby Creek Tz obtains a mining license over a portion of the area covered by the Prospecting Licenses relating to the entire project and a retention license over the balance for the area not covered by the initial mining license.

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

In all cases, the original owner of the prospecting licenses, Mr. Maita Mkuvia retains a 3 percent Net Smelter Royalty as per the original agreement between Mr. Maita and Douglas Lake.

Location and Access

The Mkuvia Gold Project, consists of 380 square kilometers  located in the Nachingwea District, Lindi Region of the United Republic of Tanzania, and is approximately 140 kilometers west of Nachingwea town. The Lindi Region is one of the three regions forming Southern Zone of United Republic of Tanzania, the other regions being Mtwara and Ruvuma. The Mtwara and Ruvuma regions border northern Mozambique and eastern Malawi.

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

Pursuant to our November 7, 2009 Purchase Agreement for the acquisition of 125 sq km of the Mkuvia Gold Project, we have the following remaining obligations to Douglas Lake

1.	$400,000 upon Closing and when Ruby Creek receives the first Mkuvia Mining License.

2.	$750,000 payable within 12 months of Closing.

3.	$750,000 payable within 24 months of Closing.

4.
$750,000 payable within 36 months of Closing.  Ruby Creek at its sole discretion may elect to make this final payment in common shares of Ruby Creek. The Ruby Creek shares would be valued at the 10 day average trading price immediately prior to the 36 month due date.

For financial reporting purposes, the series of payments due after one year in the gross amount of $2,250,000 were recorded at their fair value of $1,694,042 determined utilizing a discount rate of 12% per annum. Additionally, the Agreement provides that within 12 months of receipt of the initial mining license, the Company has the option to increase its interest to 75% of the 125 square kilometers by making an additional $1,000,000 payment to Douglas Lake.  In all cases, the original owner of the four prospecting licenses, Mr. Maita Mkuvia, retains a 3 percent Net Smelter Royalty as per the original agreement between Mr. Maita and Douglas Lake.

Effective on June 16, 2010 pursuant to a second Puchase Agreement, the Company acquired the exclusive mineral and mining rights to 255 square kilometers of the Mkuvia Gold Project in Tanzania from Douglas Lake for a total consideration of $6,000,000. This is payable over a three-year period in a combination of cash and common shares of the Company.  Upon execution, the Company paid $200,000; in July 2010 paid an additional $150,000 and issued 4,000,000 common shares of the Company with an agreed upon value of $3,200,000 at $0.80 per share (fair market value of these shares was $2,120,000 on the transaction date) which was paid within 30 days of receipt of governmental Certificates of Acknowledgement; $450,000 on June 1, 2011; $1,000,000 on June 1, 2012; and $1,000,000 on June 1 2013. The Company has the option to satisfy the final $1,000,000 payment due on June 1, 2013 by issuing  shares of its common stock valued at the Volume Weighted Average Price (“VWAP”) for the 20 days immediately preceding the payment date. Scheduled cash payments can be accelerated in the event of future equity financing or obtaining additional mining licenses.  The new Purchase Agreement also provides that the Company has the option to increase its interest from the current 70%, to 75% of the Project by making an additional $1,000,000 payment to Douglas Lake.  Therefore, in total with respect to the entire 380 sq km of the Project, Ruby Creek has the option to increase its interest from 70% to 75% for $2,000,000. As a result of this agreement, in combination with the initial purchase agreement described above, the Company controls the exclusive mineral and mining rights to the entire 380 square kilometers of the Mkuvia Gold Project.

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

Kapinga

On September 9, 2010, Ruby Creek signed an option to acquire the exclusive mineral and mining rights to the 340 sq km Kapinga property for a fixed purchase price of $500,000.  Through the Purchase Agreement, Ruby Creek has been granted an exclusive option for access to and exploration of the Kapinga property located immediately adjacent to and south of its Mkuvia Gold Project in Tanzania.  Should Ruby Creek exercise its Purchase option in the six month period, the Kapinga Property will be transferred into our joint venture company Ruby Creek Gold (Tanzania) Limited.  Ruby Creek will own 85% of the joint venture, Mr. Kapinga 10% and other parties 5%.  According to the terms of the agreement, if Ruby Creek exercises its right to purchase the property within six months of signing, a total of $250,000 will be paid at that time, in addition to certain share issuances required by the agreements.  The final $250,000 payment will be made when the first mining license is issued.  Payments can be made in cash, in common shares of the Company, or a combination of both.

Both the Kapinga Project and the Company’s Mkuvia Gold Project are located in the Liwale and Nachingwea Districts, Lindi Region of the United Republic of Tanzania.  The existing Ruby Creek Mkuvia mining camp will be used as base camp for the Kapinga exploration.

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

In February 2008, President Kikwete nominated and the National Assembly approved a new cabinet. Mizengo Kayanza Peter Pinda was selected as the new Prime Minister.  President Kikwete, Vice President Ali Mohamed Shein, Prime Minister Mizengo Kayanza Peter Pinda, and National Assembly members will serve until the next general elections.

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

Tanzanian Operations

Ruby Creek, through its 70% owned Tanzanian subsidiary, Ruby Creek Resources (Tanzania) Limited (“Ruby Creek Tanzania”), has acquired and is developing the Mkuvia Gold Project, a 380 sq km property hosting extensive artisanal gold production.  The Mkuvia was acquired in two transactions, in November 2009 and June  2010.  A base camp of operations has been established, gold mining equipment has been delivered and testing of mining equipment and recovery systems has commenced.

Having achieved its initial goals for 2010 early, Ruby Creek began its next phase of expansion.  Effective on September 9, 2010, Ruby Creek, through its 85% owned Tanzanian subsidiary, Ruby Creek Gold (Tanzania) Limited (“Ruby Creek Gold”), acquired the mineral rights to a 340 sq km property immediately south and adjacent to the Mkuvia, subject to our satisfactory due diligence. It is our intention that the Ruby Creek Mkuvia Camp will service both properties.

The Purchase and Joint Venture Agreements evidencing Ruby Creek’s interest in both properties have been executed and registered with the Ministry of Energy and Mines.

Ruby Creek is examining additional potential property acquisitions in this region, which the Company has named the “Plateau of Gold”.

Through December 2010, Ruby Creek Tanzania has established a fully staffed base camp for 50 personnel including its own camp security, road improvements, satellite dish for voice and internet communications, independent fresh water wells, generating power, and administrative and accounting processes at the Ruby Creek Mkuvia Camp.  Equipment in support of test mining has been delivered and equipment testing commenced in September 2010.  Expansion is currently underway including plans for solar power, a camp capacity increase to 75 personnel and a an airstrip.

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

Employees

In our corporate office in New York we employ the services of five individuals on a part or full time basis, including the CEO, CFO, Corporate Communications Director and two part time administrative and accounting personnel. We plan to retain independent geologists and consultants on a contract basis to conduct the work programs on our mineral property in order to develop our plan of operations. We employ in our Ruby Creek Tanzania operations 1 full time administrator and approximately 50 additional personnel at our operations at our permanent camp on the Mkuvia Gold Property. These personal are engaged in exploration, security, facilities and equipment services, facilities and food provisioning.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

As a result of the acquisition of the Mkuvia Gold Property, we have formed an operating company in Tanzania in which we own a 70% controlling interest, Ruby Creek Resources (Tanzania) Ltd. We have included 100% of its assets, liabilities and results of operations results since its inception in our results of operations for our year ended August 31, 2010 since we are responsible for providing operating capital and management, and have the right to recover these costs from future operations. We have also formed Ruby Creek Gold (Tanzania) Limited to operate the Kapinga Property described above, in which we would own an 85% controlling interest should that transaction close.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A. RISK FACTORS

RISK FACTORS

An investment in our common stock involves a number of very significant risks.  You should carefully consider the following risks and uncertainties in addition to other information in the Company’s SEC filings in evaluating our Company and its business before purchasing shares of our common stock.  Our business, operating results and financial condition could be seriously harmed due to any of the following risks.  The risks described below may not be all of the risks facing our Company.  Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations.  You could lose all or part of your investment due to any of these risks.

Risks associated with our Company

If we do not obtain additional financing, our business plan may fail.
At August 31, 2010 we had cash of $325,756 and a working capital deficit of $772,620.  Accordingly, we have insufficient funds to enable us to complete the required phases of our acquisition or exploration program and satisfy our on-going general and administrative expenses over the next twelve months.  During the next twelve-month period, we anticipate that we will begin to generate revenues through operations, but which may not be at levels sufficient to support operations.  As such, we will be required to obtain additional financing in order to complete our planned acquisitions and operations over the next twelve months or any additional exploration of our joint venture projects to determine whether any mineral deposit exists on these claims.  We currently do not have any arrangements for financing and we may not be able to obtain financing when required.  Obtaining additional financing would be subject to a number of factors.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.  If we are unable to obtain additional financing when needed, our business plan may fail.

Because we have only recently commenced business operations, we face a high risk of business failure and this could result in a total loss of your investment.
We were incorporated on May 3, 2006, and to date have been involved primarily in organizational activities, evaluating resource projects, establishing operating capabilities in Tanzania, recording the principal purchase agreements and joint venture agreements with the Tanzanian authorities and more recently, establishing a camp, supporting infrastructure and setting up test mining equipment.  We have not earned any revenues and have not achieved profitability. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the projects that we are undertaking.  These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates.  We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations.  If we are unsuccessful in addressing these risks, our business may fail and you may lose your entire investment in our shares.

Because we do not have any revenues, we expect to incur operating losses for the foreseeable future.
We have never earned revenues and we have never been profitable.  Prior to completing exploration on the properties underlying our joint venture projects, we anticipate that we may incur increased operating expenses without realizing any revenues.  We may incur significant losses into the foreseeable future.  If we are unable to generate financing to continue the exploration of our joint venture projects, we may fail and you may lose your entire investment in our shares.

We have yet to attain profitable operations and because we will need additional financing to fund our expanded exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern.
We have incurred an accumulated deficit of $2,996,671 for the period from May 3, 2006 (inception) to August 31, 2010, and have no revenues to date.  Our future viability is dependent upon our ability to obtain financing and upon future profitable operations from the development of our joint venture projects.  These factors raise substantial doubt that we will be able to continue as a going concern.  Our financial statements included with the annual report of August 31, 2010 have been prepared assuming that we will continue as a going concern.  Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for our fiscal year ended August 31, 2010.  If we are not able to achieve profitability or obtain additional financing, then we may not be able to continue as a going concern and our financial condition and business prospects may be adversely affected.

If our costs of the next stage of exploration that we are currently conducting are greater than anticipated, then we may not be able to complete the exploration program for our joint venture projects without additional financing, of which there is no assurance that we would be able to obtain.
We are proceeding with the next stage of exploration on our joint venture projects.  However, there is no assurance that our actual costs will not exceed the budgeted costs.  Factors that could cause actual costs to exceed budgeted costs include increased prices due to competition for personnel and supplies, unanticipated problems in completing the exploration program and delays experienced in completing the exploration program.  Increases in exploration costs could result in us not being able to carry out our exploration program without additional financing.  There is no assurance that we would be able to obtain additional financing in this event.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.
We are in the equipment testing stage of exploration of one of our joint venture prospecting projects and in the initial stages of due diligence in another, and thus have no way to evaluate the likelihood that we will be successful in establishing commercially exploitable reserves of minerals on our projects.  Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The search for valuable minerals as a business is extremely risky.  We may not find commercially exploitable reserves of minerals on our joint venture projects.  Exploration for minerals is a speculative venture necessarily involving substantial risk.  The expenditures being made by us on our exploration programs may not result in the discovery of commercial quantities of ore.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the joint venture projects that we are undertaking.  Problems involved in mineral exploration often result in unsuccessful exploration efforts.  In such a case, we may be unable to complete our business plan.

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
We are incurring substantial expenditures in an attempt to establish the economic feasibility of mining operations by establishing ore reserves through drilling and other techniques, developing metallurgical processes to extract metals from ore, designing facilities and planning mining operations.  The economic feasibility of a project depends on numerous factors beyond our control, including the cost of mining and production facilities required to extract the desired minerals, the total mineral deposits that can be mined using a given facility, the proximity of the mineral deposits to a user of the minerals, and the market price of the minerals at the time of sale.  Our existing or future exploration programs or acquisitions may not result in the identification of deposits that can be mined profitably and you could lose your entire investment.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.
The search for valuable minerals involves numerous hazards.  In the course of carrying out exploration of our joint venture projects, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure.  We currently have no such insurance nor do we expect to get such insurance for the foreseeable future.  If a hazard were to occur, the costs of rectifying the hazard may exceed our asset value and cause us to liquidate all of our assets, resulting in the loss of your entire investment in our shares.

If we discover commercial reserves of precious metals on the property underlying our joint venture projects, we can provide no assurance that we will be able to successfully advance the projects into commercial production.
One property underlying our joint venture project does contain any known bodies of ore, and one does not.  If our exploration programs are successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the joint venture projects into commercial production.  In such an event, we may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible, and you may lose your entire investment in our shares.

Our exploration activities are subject to various local laws and regulations.
We are subject to local laws and regulation governing the exploration, development, mining, production, importing and exporting of minerals; taxes; labor standards; occupational health; waste disposal; protection of the environment; mine safety; toxic substances; and other matters.  We require licenses and permits to conduct exploration and mining operations.  Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have a material adverse impact on our Company.  Applicable laws and regulations will require us to make certain capital and operating expenditures to initiate new operations.  Under certain circumstances, we may be required to close an operation once it is started until a particular problem is remedied or to undertake other remedial actions.  This could have a material adverse effect on our results and financial condition.

If we do not obtain clear title to our joint venture projects or properties, our business may fail.
While we have received proof of current title ownership in the name of the mineral claim optionor and we have received a favorable opinion as to the validity of the various agreements by which we have acquired our current mineral and mining rights, this should not be construed as a guarantee of title.  The properties underlying our joint venture projects may be subject to prior unregistered agreements or transfers or land claims, and title may be affected by undetected defects.  Acquisition of title to mineral properties is a very detailed and time-consuming process, and title to our properties may be affected by prior unregistered agreements or transfer, or undetected defects.  Some of our joint venture projects are currently subject to renewal by the Ministry of Energy and Minerals of Tanzania.  There is a risk that we may not have clear title to all our mineral property interests, or they may be subject to challenge or impugned in the future, which would have a material adverse effect on our business.

Our mineral property interests may be subject to other mining licenses.
Local residents in Tanzania may have registered the right to mine in small areas located within a prospecting license; such rights are evidenced by a primary mining license.  There can be no guarantee that we will be successful in negotiating with primary mining license owners to acquire their rights if we determine that we need their permission to drill or mine on the land covered by such mining licenses.

Our joint venture partners may have business interests, which could be adverse to our interests.
Our joint venture partners in our Tanzanian subsidiary, Ruby Creek Resources (Tanzania) Limited may have interests in projects in which we do not have an interest.  These projects may be on parcels adjacent to or near the Mkuvia gold project.  In addition there were prior negotiations conducted by the original property owner (and our current partner), which could have been and may result in conflicts with the current interests the Company.  We are unable to ascertain these at this time and conflicts of interest may remain.

We are subject to risks inherent in the mining industry and at present we do not have any insurance against such risks.  Any losses we may incur that are associated with such risks may cause us to incur substantial costs, which will have a material adverse effect upon our results of operations.
The business of mining for metals is generally subject to a number of risks and hazards including environmental hazards, industrial accidents, labor disputes, unusual or unexpected geological conditions, pressures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods, and earthquakes.  At present we do not intend to obtain insurance coverage and even if we were to do so, no assurance can be given that such insurance will continue to be available or that it will be available at economically feasible premiums.  Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability.  Moreover, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to companies in the mining industry on acceptable terms.  We might also become subject to liability for pollution or other hazards which may not be insured against or which we may elect not to insure against because of premium costs or other reasons.  Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations.

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

We rely on consultants, geologists and engineers to perform our exploration activities.
Substantial expenditures are required to develop the exploration infrastructure at any site chosen for exploration, to establish ore reserves, to carry out environmental and social impact assessments, and to develop metallurgical processes to extract the metal from the ore.  We may not be able to discover minerals in sufficient quantities to justify commercial operation, and we may not be able to obtain funds required for exploration on a timely basis.  Accordingly, you could lose your entire investment.

If we must find another property and because of the fiercely competitive nature of the mining industry, we may be unable to maintain or acquire attractive mining properties on acceptable terms, which will materially affect our financial and other condition.
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
Our common stock is subject to the "Penny Stock" Rules of the SEC, which can make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.  Our stock is quoted on the OTC Bulletin Board of FINRA, which is generally considered to be a less efficient market than markets such as NASDAQ or the national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing.  Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Exchange Act.  The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions.  Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade "penny stock" because of the requirements of the "penny stock rules" and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities.  Because our securities are subject to the "penny stock rules", investors will find it more difficult to dispose of our securities.  Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

In addition to the "penny stock" rules promulgated by the SEC, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer when recommending the investment to that customer.  Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares. (See “Principal Shareholders.)

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our joint venture properties are described above under "Our Business".

Our executive offices are located at 750 3rd Avenue 11th Floor, New York, NY USA 10017. We have a one year lease arrangement, which commenced on June 1, 2010, for this space with an entity that is affiliated with a director and principal shareholder.  Consideration for this space was paid in common shares of the Company, and at a total value which the Company believes was determined on an arms length basis.

ITEM 3. LEGAL PROCEEDINGS We are not a party to any material legal proceedings nor are we aware of any legal proceedings pending or threatened against us or our properties other than as follows. .

On March 8, 2010, the Company was served with a Writ of Summons from its former general counsel, Lang Michner LLP of Vancouver, Canada, for the collection of its alleged uncollected fees in the amount of approximately US$115,000 including claimed interest.  On November 23, 2010, the Company entered into an agreement with Lang Michner pursuant to which the Company paid $75,000 in full settlement of this dispute and mutual releases were exchanged. This amount was adequately provided for in the Company’s financial statements for the year ended August 31, 2010.

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

The change in jurisdiction and the change in Authorized Share Capital were accomplished through the adoption by Ruby Creek Resources Inc. shareholders of certain resolutions and a plan of continuation under Section 308 of the Business Corporations Act of British Columbia which authorized Ruby Creek Resources Inc. to complete the jurisdiction change.  Upon completion of the jurisdiction change, Ruby Creek Resources Inc. commenced its incorporation in the State of Nevada and was thereafter governed under the Nevada Revised Statutes.  The Company ceased to be incorporated in British Columbia.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the OTC Bulletin Board under the symbol "RBYC" since January 2007.  The following table sets forth the high and low bid price per share of our common stock for the periods indicated. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High	Low

November 30, 2010	$0.78	$0.51

August 31, 2010	$0.60	$0.36

May 31, 2010	$0.50	$0.27

February 28, 2010	$0.31	$0.11

November 30, 2009	$0.17	$0.05

August 31, 2009	$0.14	$0.09

May 31, 2009	$0.10	$0.03

February 28, 2009	$0.07	$0.04

November 30, 2008	$0.30	$0.25

We had 118 registered shareholders of record as of December 3, 2010

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

Recent Sales of Unregistered Securities

On July 23, 2009, the Company issued 400,000 of common stock at a price of $0.05 per share for net proceeds of $15,000, net of share issuance costs of $5,000. As part of this private placement, the Company issued 200,000 share purchase warrants to purchase one share of common stock for each warrant exercisable at $0.05 for a period of five years. The fair value of these share purchase warrants, determined using the Black-Scholes option pricing model with a risk-free interest rate of 2.57%, a dividend rate of 0% and a volatility of 99%, was 17,492 or $0.09 per warrant. The shares were issued equally to David Bukzin and Double Trouble Productions, LLC.

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

On March 10, 2010, the Company filed a final Form D with the Securities and Exchange Commission disclosing the sale of 1,600,000 units to 20 investors at a price of $0.125 per unit resulting in gross proceeds of $200,000.  Each unit consisted of one share of common stock and one warrant.  The warrants are exercisable at a price of $0.25 for a period of two years.  Two warrants are required to purchase one share.  The shares issued pursuant to the units were issued to 19 accredited investors and one non-accredited investor. The shares issued to the above investors were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Regulation D, Rule 506. In addition to the shares issued in reliance on the exemption from registration afforded by Regulation D, Rule 506, shares issued to two investors were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Regulation S.  Both investors are residents of Quebec, Canada.

On September 7, 2010 the Company filed a final Form D filed with Securities and Exchange Commission for the sale of units consisting of one share and one warrant, between April 3, 2010 and August 26, 2010, the Company sold a total of 5,356,000 units to 56 individuals and received proceeds of $1,339,000. Each unit consisted of one share of common stock at a price of $0.25 per share and one warrant. Two warrants are required to purchase one share of stock for $.50 per share, and each warrant is exercisable for a period of two years.  The shares issued to these investors were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Regulation D, Rule 506.

Pursuant to a Form D filed with Securities and Exchange Commission for the sale of units consisting of one share and one warrant, between October 20, 2010 and December 3, 2010, the Company sold a total of 1,780,000 units to 41 individuals and received proceeds of $890,000. Each unit consists of one share of common stock at a price of $0.50 per share and one warrant to purchase one share of stock for $1.00 per share, and each warrant has a two year life.  The shares issued to these investors were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Regulation D, Rule 506.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following  discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited financial statements as of August 31, 2010 and 2009 and for the period from inception (May 3, 2006) to August 31, 2010 and (ii) the section “Business”, included in this annual report.  This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, some of which are outside our control.

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

Due to our lack of operating history and lack of operating revenues, uncertainty on the availability of adequate financial resources to support operations and to fund future payment obligations associated with the acquisitions of the Mkuvia Gold Project, there exists substantial doubt about our ability to continue as a going concern.  Even if we complete our current exploration and test mining program and we are successful in identifying mineral deposits, we will have to spend substantial funds on further drilling and engineering studies, mining equipment and/or contractors before we will know if we have a commercially viable mineral deposit or reserve.

Our plan of operations for the next twelve months is to obtain the funding necessary for the continued exploration and development of the Mkuvia Gold Project and other potential exploration properties.

Liquidity and Financial Condition

At August 31, 2010, we had cash of $325,756 and a working capital deficit of $ 772,620, including an aggregate of $911,453 due to Douglas Lake Minerals at discounted value.  In addition to working capital requirements, our need for liquidity includes payment obligations remaining under our Mkuvia Gold Property purchases. With respect to the 125 Sq Km Mkuvia Property rights acquisition, the Company will be required to make (i) a payment of $400,000 to Douglas Lake Minerals upon the issuance of the initial mining license which is anticipated to occur in the first half of fiscal 2011; and (ii) three additional payments of $750,000 within 12, 24 months and 36 months of that date.  The Company has the option to satisfy the final $750,000 payment (which would be due on September, 2013, should the mining license be issued in September 2010) by issuing shares of its common stock based upon the Volume Weighted Average Price (“VWAP”) for the 10 days immediately preceding the payment date.  In connection with the acquisition of the rights to the 225 sq km of the Mkuvia Gold Project on June 16, 2010 we have remaining obligations to pay $450,000 on June 1, 2011; $1,000,000 on June 1, 2012; and $1,000,000 on June 1 2013.  The Company has the option to satisfy the final $1,000,000  payment due on June 1, 2013, by issuing shares of its common stock based upon the Volume Weighted Average Price (“VWAP”) for the 20 days immediately preceding the payment date. Complete details of these agreements are included elsewhere in this document.

The Purchase Agreements also provide us with the option to increase our interest from the current 70% to 75% of the Project by making an aggregate payment of an additional $2,000,000 to Douglas Lake. Therefore, in total with respect to the entire 380 sq km of the Project, we have the option to increase our interest from 70% to 75% for $2,000,000.

We will require an additional $475,000 if we determine to complete the Kapinga acquisition.

In fiscal 2010 and through December 3, 2010, we received additional financing as follows:

From December 29, 2009 to February 19, 2010 we raised $200,000 and filed a Form D pursuant to Rule 506 of the SEC, Notice of Exempt Offering of Securities.  Under this offering we issued 1,600,000 shares of our common stock at $0.125 per share and warrants to purchase an additional 800,000 common shares for 2 years at $0.25 per share.

For the period from April 3, 2010 to August 26, 2010, we conducted an offering of our securities under Regulations D and S offering pursuant to Rule 506 of the SEC for $350,000. We ultimately sold 5,356,000 Units at a price of $0.25 per Unit and received total proceeds of $1,339,000 on this offering.  Each Unit consisted of one  common share and one warrant.  Two warrants are required to buy one  common share at a price of $0.50 per share for a period of up to two years.

On October 18, 2010, we commenced another offering of our equity securities pursuant to Rule 506 of Regulation D and Regulation S for up to $3,000,000 consisting of 6,000,000 million units.  Through December 3, 2010, the Company received $890,000 in proceeds for the sale of 1,780,000 Units at a price of $0.50 per Unit.  Each Unit consists of one  common share and one common stock purchase warrant.  One warrant is required to buy one common share,  at a price of $1.00 per share exercisable for a period of up to two years. This offering is continuing and we anticipate, but cannot guarantee, receiving additional funds.

On November 27, 2010, the holders of our 11% convertible debentures and accrued interest in the aggregate amount of $111,000 elected to convert these securities into 2,220,000 common shares, extinguishing this obligation.

Subsequent to August 31, 2010, three holders of an aggregate of 450,000 warrants issued in the private placement described in Note 8b to the Notes to the Consolidated Financial Statements exercised their right to purchase 225,000 shares of common stock for which we received $56,250.

On December 1, 2010, the holder of a 1,500,000 common share default warrant issued in connection with a $75,000 bridge loan (which itself was converted in March 2010) exercised this warrant, for which we received proceeds of $75,000.

We anticipate that any future additional funding will be in the form of equity financing from the sale of our common stock or other securities convertible into our common stock.  In addition to equity and equity related financing sources, we believe that debt financing may be a viable alternative for funding additional phases of exploration.  However, while management believes that it will be successful, there can be no assurance that any potential subsequent financings will be, or that any funds raised will be sufficient for us to conduct and sustain our operations, fund our obligations under property acquisition agreements and pay our expenses for the next twelve months.  In the absence of such financing, we will not be able to continue exploration of our joint venture prospecting licenses for the Mkuvia Gold Mining Project and the Kapinga and our business plan could fail.  Even if we are successful in obtaining debt or equity financing to fund our acquisition and exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of any prospecting licenses we presently have or that we may acquire or that the any project will yield commercially viable levels of minerals.  If we do not continue to obtain additional financing, we will be forced to abandon our plan of operations.

Results of Operations for the year ended August 31, 2010.

Mining exploration and preoperating costs

In the year ended August 31, 2010, we incurred approximately $126,000 of these costs as compared to no such costs in the immediately preceding year. These costs include the establishment of base camp operations on the Mkuvia, housing facilities, salaries of full time and part time personnel, security and rental of test mining equipment in preparation to obtain a mining license and commencement of commercial operations and rental of office space in Dar es Salaam.

Consulting Services

In the year ended August 31, 2010, we incurred approximately $661,000 in consulting costs as compared to $26,000 in the immediately preceding year. This substantial increase is support of our accelerating operating activities. We have engaged board advisors and members to assist us in operations in Tanzania and in support of board of directors and financing activities and strategies, investor relations and other legal and administrative support. Of the total amount incurred, approximately $84,000 was in payments requiring cash, and $576,000 was in stock based compensation.

Interest and Financing Fees

In the year ended August 31, 2010, we incurred approximately $1,085,000 in such costs as compared to no such costs in the immediately preceding year. Approximately $11,000 was actual interest expense incurred and substantially all was non-cash financing costs related to the fair value of derivative instruments issued in connection with the bridge loan and the 11% convertible debentures ($934,000) and the amortization of debt discount related to the amounts due Douglas Lake minerals ($147,000).

Management Services

In the year ended August 31, 2010, we incurred approximately $246,000 of these costs as compared to $15,000 in the immediately preceding year. The increase reflects the full time services and a full year of services of the our CEO in the current year as compared to the preceding year, and the retention of a CFO in February 1, 2009 to deal with greater complexity in financial reporting, SEC compliance and business transactions. Of the 2010 amount $97,000 represents non cash- stock based compensation comprised of the fair value of compensation warrants and common share issuances earned in 2010.

Office and General, Professional Fees, and Shareholder and Investor Relations

In the year ended August 31, 2010, we incurred approximately $414,000 of these costs as compared to $157,000 in the immediately preceding year. These expenses increased in a manner consistent with the increased complexity and scope or operations of the company, including the retention of investor relations firms to enhance our profile in the public markets, travel and related costs arising from attendance at various industry and investor conferences, directors and officers insurance and additional support staff and facilities costs.

Net Loss

 We had a net loss of $2,500,000 for the year ended August 31, 2010 as compared to a net loss of $208,000 in the immediately preceding year.  Our net loss from inception on May 3, 2006 until August 31, 2010 was 2,997,000. The preceding discussions explain the increase in our net loss. Of our 2010 net loss, $657,000 was stock based compensation and shares issued for services and $1,077,000 was for non-cash financing costs for an aggregate of $1,734,000 in non-cash costs.

Going Concern

We are in the exploration stage and have not generated revenues since inception.  We have incurred significant losses to date and further losses are anticipated raising substantial doubt about the ability of our Company to continue operating as a going concern.  The continuation of our Company as a going concern is dependent upon our ability to obtain necessary equity financing to continue operations, meet the Douglas Lake and other obligations and to determine the existence, discovery and successful exploitation of economically recoverable reserves on our resource properties and ultimately on the attainment of future profitable operations.  Since inception to August 31, 2010, we had accumulated losses of $2,997,000.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

The Company accounts for asset retirement obligations by recording the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As of August 31, 2010, any potential costs related to the retirement of the Company's mineral property interests have not yet been determined.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. The functional currency of the Company’s Tanzanian subsidiary is the Tanzanian Shilling. The financial statements of the subsidiary are translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Recent Accounting Pronouncements

Effective September 1, 2009, the Company adopted ASC 855, Subsequent Events.  ASC 855 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued.  Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued.  Some non recognized subsequent events must be disclosed to keep the financial statements from being misleading.  For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made.  This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009.  The adoption of ASC 855 did not have an impact on the Company’s results of operations and financial position.

In January 2010, the FASB issued ASC No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820): Improving Disclosure and Fair Value Measurements”, which requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed.  ASC No. 2010-06 is effective for its fiscal quarter beginning after December 15, 2010.  The adoption of ASC No. 2010-06 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. The adoption of ASC No. 2010-11 is not expected to have a material impact on the Company’s consolidated financial statements.

Other recent pronouncements issued are not expected to have a material effect on the Company’s condensed consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
August 31, 2010

INDEX

Report of Independent Registered Public Accounting Firm	F - 1

Consolidated Balance Sheets	F - 2

Consolidated Statements of Operations	F - 3

Consolidated Statement of Stockholders’ Equity (Deficit)	F - 4

Consolidated Statements of Cash Flows	F - 5

Notes to Consolidated Financial Statements	F - 6-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Ruby Creek Resources Inc.

We have audited the accompanying balance sheets of Ruby Creek Resources Inc (an exploration stage company) as of August 31, 2010 and  2009 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended August 31, 2010 and 2009 and the period from May 3, 2006 (inception) through August 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Ruby Creek Resources Inc. as of August 31, 2010 and 2009 and the results of its operations and its cash flows for the years ended August 31, 2010 and 2009 and the period from May 3, 2006 (inception) through August 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
December 10, 2010

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	August 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash	$325,756	$5,838
GST receivable	-	371
Due from related party	7,668	-
Prepaid expenses and other current assets	42,824	285
Total current assets	376,248	6,494

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $4,614 and $649, respectively	35,808	810

MINERAL PROPERTIES	6,796,170	-

TOTAL ASSETS	$7,208,226	$7,304

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$142,342	$107,308
Accrued interest	8,349	-
Loan payable	10,833	-
Convertible notes - related parties, net of discount	75,890	-
Due to Douglas Lake Minerals Inc.	911,453	-
Due to related parties	-	29,293
Total current liabilities	1,148,868	136,601

LONG-TERM LIABILITIES
Due to Douglas Lake Minerals Inc., net of discount	3,311,988	-

	4,460,856	136,601

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 500,000,000 shares authorized, par value $0.001 22,727,912 and 8,737,000 shares issued and outstanding, respectively	22,728	8,737
Additional paid-in capital	5,720,423	314,010
Comprehensive income (loss) from foreign exchange translation	890	-
Deficit accumulated during the exploration stage	(2,996,671)	(452,044)

Total Stockholders' Equity (Deficit)	2,747,370	(129,297)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,208,226	$7,304

See accompanying notes to consolidated financial statements.

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			for the Period
			from
			May 3, 2006
			(Inception) to
	Year Ended August 31,		August 31,
	2010	2009	2010

EXPENSES

Mining exploration and preoperating costs	$125,797	$-	$125,797
Consulting services	660,812	25,595	686,407
Depreciation	3,965	272	4,615
Interest and financing fees	1,085,150	-	1,085,150
Management services	245,655	15,335	314,289
Office and general	210,588	36,590	260,347
Professional fees	141,737	117,969	403,897
Property impairment and costs on disposed mineral property	9,431	9,772	49,617
Shareholder and investor relations	61,492	2,344	66,552

Total expenses	2,544,627	207,877	2,996,671

NET LOSS	$(2,544,627)	$(207,877)	$(2,996,671)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.20)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	12,450,771	8,383,027

See accompanying notes to consolidated financial statements.

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)

From May 3, 2006 (Date of Inception) to August 31, 2010

						Comprehensive
					Deficit	income (loss) from	Total
	Common Stock		Additional		Accumulated During	foreign exchange	Stockholders'
	Shares	Amount	Paid-in capital	Subscriptions	Exploration Stage	translation	Equity (Deficit)

Balance - May 3, 2006 (Date of Inception)	-	$-	$-	$-	$-	$-	$-
August 31, 2006 - issuance of common shares for cash at $0.01 per share	4,500,000	4,500	40,500	-	-	-	45,000
August 31, 2006 - issuance of common shares for cash at $0.05 per share	2,970,000	2,970	145,530	-	-	-	148,500
August 31, 2006 - issuance of common shares for cash at $0.10 per share	867,000	867	85,833	(5,000)	-	-	81,700
August 31, 2006 - donated rent and management services	-	-	3,000	-	-	-	3,000
Net loss	-	-	-	-	(19,696)	-	(19,696)
Balance - August 31, 2006	8,337,000	8,337	274,863	(5,000)	(19,696)	-	258,504
September 5, 2006 - cash received for stock subscription	-	-	-	5,000	-	-	5,000
Net loss	-	-	-		(127,497)	-	(127,497)
Balance - August 31, 2007	8,337,000	8,337	274,863	-	(147,193)	-	136,007
Net loss					(96,974)	-	(96,974)
Balance - August 31, 2008	8,337,000	8,337	274,863	-	(244,167)	-	39,033
July 23. 2009 - issuance of common shares for cash at $0.05 per share	400,000	400	14,600	-	-	-	15,000
Stock based compensation	-	-	24,547	-	-	-	24,547
Net loss	-	-	-	-	(207,877)	-	(207,877)
Balance - August 31, 2009	8,737,000	8,737	314,010	-	(452,044)	-	(129,297)
November 6, 2009 - issuance of common shares for related party debt at $0.05 per share	1,000,000	1,000	49,000	-	-	-	50,000
December 24, 2009 to February 19, 2010 - issuance of common shares for cash at $0.125 per share	1,600,000	1,600	198,400	-	-	-	200,000
February 1, 2010 - issuance of common shares for services at $0.20 per share	110,000	110	21,890	-	-	-	22,000
December 22, 2009 to January 22, 2010 - issuance of common shares and warrants for finance fee	180,000	180	61,120	-	-	-	61,300
Fair value - beneficial conversion feature, warrants and discount in connection with issuance of 11% convertible notes	-	-	100,000	-	-	-	100,000
March 3, 2010 - issuance of common shares for finance fee at $0.25 per share	10,000	10	2,490	-	-	-	2,500
March 23, 2010 - issuance of common shares for bridge loan default conversion at $0.05 per share	1,544,877	1,545	75,699	-	-	-	77,244
March 23, 2010 - fair value of warrants on default of bridge loan	-	-	787,369	-	-	-	787,369
June 4, 2010 - issuance of common stock for services at $0.35 per share	50,000	50	19,450	-	-	-	19,500
June 30, 2010 - Issuance of common stock for services at $0.25 per share	8,608	9	2,143	-	-	-	2,152
July 26, 2010 - Issuance of common stock for services at $0.25 per share	30,000	30	7,470	-	-	-	7,500
April 3, 2010 to August 26, 2010 - issuance of common shares for cash at $0.25 per share	5,356,000	5,356	1,333,644	-	-	-	1,339,000
August 16, 2010 - Issuance of common stock on exercise of options	101,427	101	3,445	-	-	-	3,546
August 27, 2010 - Issuance of common stock for mineral property	4,000,000	4,000	2,116,000	-	-	-	2,120,000
Stock based compensation	-	-	628,293	-	-	-	628,293
Comprehensive income - foreign exchange translation	-	-	-	-	-	890	890
Net loss	-	-	-	-	(2,544,627)	-	(2,544,627)
Balance - August 31, 2010	22,727,912	$22,728	$5,720,423	$-	$(2,996,671)	$890	$2,747,370

See accompanying notes to consolidated financial statments.

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			for the Period
			from
	Year		May 3, 2006
	Ended		(Inception) to
	August 31,		August 31,
	2010	2009	2010

Cash Flows From Operating Activities
Net loss	$(2,544,627)	$(207,877)	$(2,996,671)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	3,963	272	4,613
Donated rent	-	-	1,500
Donated services	-	-	1,500
Interest and financing fees, including discount accretion - non cash	1,076,575	-	1,076,575
Common stock issued for services	29,152		29,152
Property impairment	-	9,771	9,771
Stock based compensation	628,293	24,547	652,840
Net changes in noncash working capital items:
(Increase) decrease - GST receivable	371	4,442	-
(Increase) decrease - Prepaid expenses	(20,539)	(285)	(20,824)
Increase (decrease)- Accounts payable	47,820	60,718	155,128
Increase (decrease) - Dues to related parties	13,039	29,180	42,332
Net cash flows (used in) operating activities	(765,953)	(79,232)	(1,044,084)

Cash flows from investing activities
Purchase of equipment	(38,962)	(528)	(40,422)
Acquisition of mineral properties	(600,000)	(5,594)	(609,771)
Net cash flows (used in) investing activities	(638,962)	(6,122)	(650,193)

Cash flows from financing activities
Gross proceeds on issuance of common shares for cash - private placements	1,539,000	15,000	1,834,200
Gross proceeds of loan	19,500	-	19,500
Repayment of loan	(8,667)	-	(8,667)
Gross proceeds on bridge loan- related party	75,000	-	75,000
Gross proceeds on convertible notes - related parties	100,000	-	100,000
Net cash flows provided by financing activities	1,724,833	15,000	2,020,033

Net increase (decrease) in cash	319,918	(70,354)	325,756

Cash - beginning of year	5,838	76,192	-

Cash - end of year	$325,756	$5,838	$325,756

Supplemental disclosures
Interest paid	$228	$57	$228
Taxes paid	-	-	-
Conversion of related party debt to shares of common stock and warrants	127,244	-	127,244
Mineral property costs acquired for short term debt	1,100,000	-	1,100,000
Mineral property costs acquired for long term debt, net of discount	3,576,170	-	3,576,170
Mineral property costs acquired - Fair value of common shares issued	2,120,000	-	2,120,000

See accompanying notes to consolidated financial statments.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010

NOTE 1 – ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

Organization

Ruby Creek Resources, Inc. (the “Company”) was incorporated in the Province of British Columbia on May 3, 2006.  The Company is an Exploration Stage Company.  The Company’s principal business is the acquisition, exploration and mining of mineral properties.

Effective January 29, 2009, the Company changed its jurisdiction from the Province of British Columbia to the State of Nevada.  Effective the same date, the Company's authorized capital was changed from an unlimited number of common shares without par value to 500,000,000 common shares with a par value of $0.001 per share. Ruby Creek Resources (Tanzania) Limited (“RCRTz) was incorporated on May 21, 2010 in Tanzania, a company which is 70% owned by the Company.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company is in the exploration stage and has not generated revenues since inception.  The Company has incurred significant losses from inception through August 31, 2010 approximating $2,997,000 and has a working capital deficit of approximately $773,000 at August 31, 2010, raising substantial doubt about the ability of the Company to continue as a going concern.  The continuation of the Company as a going concern is dependent upon its ability to obtain necessary financing to settle outstanding debts, fund ongoing operating losses and to determine the existence, discovery and successful exploitation of economically recoverable mineral reserves on its resource properties and ultimately on the attainment of future profitable operations.   During the year ended August 31, 2010, the Company raised approximately $1.6 million in two private placements of its common shares and warrants to purchase common shares, and has raised approximately $890,000 subsequent to August 31, 2010. However substantial additional working capital and capital funds will be required to finance the Company’s operations and meet the funding obligations of the agreement with Douglas Lake Minerals, Inc. (“Douglas Lake”) until commercial operations commence and positive cash flow could be achieved.  While management believes that additional financing will be available on terms acceptable to the Company, there can be no assurance of this, nor that profitable commercial operations will be achieved.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation
These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its 70% owned subsidiary, RCRTz. The Company's fiscal year-end is August 31. Under the terms of its joint venture agreement, the Company has voting, operating and financial control of RCRTz and is required to fund all of the development and operational costs until commercial production commences. Therefore 100% of the operating results of RCRTz are included in the consolidated results of operations for the year ended August 31, 2010.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Property and equipment
Property and equipment is stated at cost less accumulated depreciation. Depreciation is provided principally using the straight-line and declining balance methods over the estimated useful lives of the assets, which range from 3 to 10 years. The cost of repairs and maintenance is charged to operations as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statement of operations.

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of property and equipment or whether the remaining balance of property and equipment should be evaluated for possible impairment. If events and circumstances warrant evaluation, the Company uses an estimate of the related undiscounted cash flows over the remaining life of the property and equipment in measuring their recoverability.

b)	Impairment of long-lived assets
The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable. As of August 31, 2010, exploration and evaluation activities continue consistent with the Company’s plans and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Various factors could impact the Company’s ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically.

Material changes to any of these factors or assumptions discussed above could result in future impairment charges to operations.

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

e) Other Comprehensive Income (Loss)
ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the years ended August 31, 2010 and 2009, the only components of comprehensive loss were foreign currency translation adjustments.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010

NOTE 2 – SUMMAR OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

The Company accounts for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As of August 31, 2010, the Company has not incurred any potential costs related to the retirement of mineral property interests since operation have not commenced.

g)  Reclamation and Remediation Costs (Asset Retirement Obligation)
Upon commencement of commercial operations, the Company will accrue costs associated with environmental remediation obligations in accordance with ASC 410-20, Asset Retirement Obligations. In accordance with ASC 410-20-25, Asset Retirement Obligations -Recognition, the Company will record a liability for the present value of the estimated environmental remediation costs in the period in which the liability is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The liability will be accreted and the asset will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made. As reclamation work is performed or liabilities are otherwise settled, the recorded amount of the liability will be reduced.

The Company will accrue costs associated with any environmental remediation obligation when it is probable that such costs will be incurred and they are reasonably estimable. Estimates for reclamation and other closure costs are prepared in accordance with ASC 450, Contingencies, or ASC 410-30-25, Asset Retirement and Environmental Obligations - Recognition. Costs of future expenditures for environmental remediation will not be discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs will be based on management’s then current best estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations.

Future reclamation and environmental-related expenditures are difficult to estimate, in many circumstances, due to the early stage nature of the exploration project, and uncertainties associated with defining the nature and extent of environmental disturbance and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology. The Company will be required to periodically review accrued liabilities for such reclamation and remediation costs as evidence becomes available indicating that the liabilities have potentially changed. Changes in estimates will be reflected in the statement of operations in the period an estimate is revised.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

h)    Foreign Currency Translation
The Company’s functional and reporting currency is the United States dollar. The functional currency of the Company’s Tanzanian subsidiary is the Tanzanian Shilling. The financial statements of the subsidiary are translated to United States dollars in accordance with ASC 830, Foreign Currency Translation Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

i)     Fair Value of Financial Instruments
Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including the entity’s own credit risk.

A fair value hierarchy for valuation inputs is established.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three levels and which is determined by the lowest level input that is significant to the fair value measurement in its entirety.

These levels are:

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The Company’s financial instruments consist of cash, accounts payable, accrued interest, loan payable, convertible notes and amounts due to Douglas Lake. The carrying value of these financial instruments approximates their fair value based on their liquidity, their short-term nature or application of appropriate risk based discount rates to determine fair value. These financial assets and liabilities are valued using level 3 inputs, except for cash which is at level 1. The Company is not exposed to significant interest, exchange or credit risk arising from these financial instruments.

j)    Stock-Based Compensation
The Company records stock-based compensation by using the fair value method.  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. Certain warrants and options include cashless exercise provisions.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

k)  Income Taxes
The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

l)    Recent Accounting Pronouncements

Accounting Standards Codification

The Accounting Standards Codification (ASC) has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”).  The ASC only changes the referencing of financial accounting standards and does not change or alter existing GAAP.

Effective September 1, 2009, the Company adopted ASC 855, Subsequent Events.  ASC 855 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements.  An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued.  Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued.  Some non recognized subsequent events must be disclosed to keep the financial statements from being misleading.  For such events a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made.  This Statement applies prospectively for interim or annual financial periods ending after June 15, 2009.  The adoption of ASC 855 did not have an impact on the Company’s results of operations and financial position.

In January 2010, the FASB issued ASC No. 2010-06, “Fair Value Measurement and Disclosures (Topic 820): Improving Disclosure and Fair Value Measurements”, which requires that purchases, sales, issuances, and settlements for Level 3 measurements be disclosed.  ASC No. 2010-06 is effective for its fiscal quarter beginning after December 15, 2010.  The adoption of ASC No. 2010-06 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. The adoption of ASC No. 2010-11 is not expected to have a material impact on the Company’s consolidated financial statements.

Other recent pronouncements issued are not expected to have a material effect on the Company’s consolidated financial statements.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010

NOTE 3 – MINERAL PROPERTIES

(a)    Pursuant to an agreement dated July 15, 2006, as amended on July 9, 2008, the Company acquired an option to earn a 100% interest in the Moore Creek Property (the “Property”) located in the Iskut River region, British Columbia, Canada in exchange for cash payments totaling CDN$100,000 over four years.  In November 2009, the option agreement was terminated by the Company.  As a result, the Company expensed approximately $10,000 in the year ended August 31, 2009 which was previously paid and capitalized.  No material obligations remain with respect to this transaction.

(b)    On November 7, 2009, the Company entered into a Purchase Agreement (the “Agreement”) with Douglas Lake, for the right to acquire and develop a portion of Douglas Lake’s Mkuvia Gold Project.  Pursuant to the terms of the Agreement, the Company acquired a seventy percent (70%) interest in 125 square kilometers of the 380 square kilometers Mkuvia Gold Project for total gross consideration of $3,000,000, payable over three years.  In accordance with the terms of the Agreement, the Company initially paid $250,000, and upon satisfactory due diligence paid an additional $100,000.  For financial reporting purposes, the transaction contemplated by the Agreement has an effective date of March 15, 2010.

Upon issuance and receipt of the first mining license, the Company will be required to make (i) an additional payment of $400,000 to Douglas Lake (this amount has been classified as a current liability in the accompanying balance sheet);  and (ii) three additional payments of $750,000 within 12, 24 months and 36 months of that date, respectively. The Company has the option to satisfy the final $750,000 payment by issuing  shares of its common stock valued based upon the Volume Weighted Average Price (“VWAP”) for the 10 days immediately preceding the payment date.  For financial reporting purposes, the series of future payments in the gross amount of $2,250,000 were recorded at their estimated fair value of $1,694,042 determined utilizing a discount rate of 12% per annum resulting in a discount of $555,958.  Interest expense for the year ended August 31, 2010 includes amortization of $86,413 of this debt discount, resulting in a remaining net balance of these future payments as of August 31, 2010 of $1,780,455.

Additionally, the Agreement provides that within 12 months of receipt of the initial mining license, the Company has the option to increase its interest to 75 percent of the 125 square kilometers by making an additional $1,000,000 payment to Douglas Lake.  In all cases, the original owner of the four prospecting licenses, Mr. Maita Mkuvia, retains a 3 percent Net Smelter Royalty as per the original agreement between Mr. Mkuvia and Douglas Lake.

The Mkuvia Gold Project is located in the Liwale and Nachingwea Districts, Lindi Region of the United Republic of Tanzania.

(c) On March 7, 2010, the Company entered into an agreement for the creation of a Tanzanian joint venture company (“RCRTz”) formed for the ownership and management of the 125 square kilometer Mkuvia Gold Project. The joint venture company is owned 70% by the Company, 25% by Douglas Lake and 5% by Mr. Maita Mkuvia (subject to conditions as described below), the original Prospecting License owner. The joint venture company was officially formed in Tanzania on May 21, 2010. RCRTz will be the operating company holding the mineral rights to the 125 square kilometers of land relating to Mkuvia Gold Project as well as the additional 255 sq km of the Mkuvia Gold Project acquired on June 16, 2010 as described below. A second Joint Venture Agreement (the “JVA”) was entered into by the parties with respect to the additional 255 sq km of the Mkuvia Gold Project whereby RCRTz assumed control of the permitting and licensing processes.  The JVA provides that Mr. Mkuvia’s 5% interest shall vest when RCRTz obtains a mining license over a portion of the area covered by the Prospecting Licenses relating to the 380 sq km of the Project and a retention license over the balance for the area.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010

NOTE 3 – MINERAL PROPERTIES, continued

(d) Effective on June 16, 2010, the Company acquired the exclusive mineral and mining rights to the remaining 255 square kilometers of the Mkuvia Gold Project in Tanzania from Douglas Lake. As consideration, the Company is required to pay Douglas Lake $6,000,000 over a three-year period in a combination of cash and common shares. The Company has paid $250,000 and issued 4,000,000 common shares of the Company with a fair market value of $2,120,000 at $0.53 per share (fair market value on date of issuance), which was due within 30 days of receipt of governmental Certificates of Acknowledgement. For contractual purposes these four million shares had a value of $4 million, based upon a stated value of $0.80 per share. In addition $450,000 is due on June 1, 2011; $1,000,000 is due on June 1, 2012; and $1,000,000 is due on June 1 2013. An additional $100,000 due to Douglas Lake is being retained to satisfy Douglas Lake’s financial obligation to deliver an environmental study and an initial mining license. The Company has the option to satisfy the final $1,000,000 payment due on June 1, 2013 by issuing  shares of its common stock based upon the Volume Weighted Average Price (“VWAP”) for the 20 days immediately preceding the payment date.  Scheduled cash payments can be accelerated in the event of future equity financing or obtaining additional mining licenses.  The new Purchase Agreement also provides that the Company has the option to increase its interest from the current 70% to 75% of the Project by making an additional $1,000,000 payment to Douglas Lake.  For financial reporting purposes, the series of future payments in the gross amount of $2,450,000 were recorded at their fair value of $1,882,127 (of which $398,565 was current as of the transaction date) determined utilizing a discount rate of 12% per annum resulting in a discount of $567,872.  Interest expense for the year ended August 31, 2010 includes amortization of $60,859 of this debt discount, resulting in a remaining net balance of these future payments as of August 31, 2010 of $1,942,986.

As a result of the transactions above  the Company owns 70% of the mineral and mining rights to the entire 380 sq km of the Mkuvia Gold Project, and  has the option to increase its interest from 70% to 75% for $2,000,000.

NOTE 4 – BRIDGE LOAN

On December 22, 2009, the Company received $75,000 in proceeds of a bridge loan transaction (the “loan”) from a significant shareholder and special advisor who became a director in September 2010 (“holder”).  The loan bears interest at the rate of 12% per annum.  The loan agreement grants the holder the right to convert any portion of the balance plus accrued interest into common shares of the Company at a price of $0.125 per share.  The original due date of the loan of January 22, 2010 was extended several times by mutual consent, ultimately to March 23, 2010.  In consideration of the loan and these extensions, the Company agreed to additional consideration in the form of units of securities and additional warrants.  This additional consideration resulted in the issuance of an aggregate of 180,000 common shares and two year warrants to purchase an additional 390,000 common shares at $0.25 per share.  The fair value of this consideration of $61,300 was included in interest expense for the year ended August 31, 2010.  This amount consisted of $31,500 which was the fair value of the common shares, and $29,800 which was the fair value of the warrants based upon the Black-Scholes option pricing model.   On March 23, 2010, the Company defaulted on the payment of interest and principal on the loan.  Pursuant to terms of the loan, upon the occurrence of the default, the holder gave notice to the Company of his intention to convert the outstanding balance of the note ($75,000) and accrued interest ($2,244) into shares of common stock of the Company at the default conversion price of $0.05 per share.  This resulted in the issuance of 1,544,877 common shares.  In addition, under contractual default provisions, the Company was obligated to issue the holder a two year warrant to purchase 1,500,000 common shares at an exercise price of $0.05 per share.  This  resulted in a non-cash financing charge of $787,369, included in interest and financing fees for the year ended August 31, 2010, comprised of the $386,219 fair value of common shares issued in excess of the book value of liabilities and $401,150 fair value of the 1,500,000 common share warrants issued on that date.  The Company estimated the fair value of the warrant using the Black-Scholes option pricing model with the following assumptions: an expected life of two years, a risk-free interest rate of 1.02%, a dividend rate and forfeiture rate of 0% and an expected volatility of 136%. Refer to Note 10f.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010

NOTE 5 -   CONVERTIBLE NOTES – RELATED PARTIES

On November 27, 2009, the Company issued two $50,000, 11% convertible notes for total proceeds of $100,000 to a significant shareholder and consultant to the Company (a director in September 2010) and to another significant shareholder.  These notes are due and payable on November 27, 2010.  Upon maturity, each note, at the sole discretion of the note holder, is convertible, in part or in full, into shares of the Company’s common stock at a conversion price of $0.05 per common share.  Interest is to be paid quarterly in arrears and, at each note holders’ sole option, each may elect to receive payment in shares of Company common stock valued at $0.05 per share.  In addition, each holder of the note received warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.05 for a term of three years.  The funds were used to make the first payment on the Mkuvia Alluvial Gold Project.  The Company calculated an associated beneficial conversion feature and discount of $100,000 which amount was reflected as additional paid-in capital. The amount was determined using the relative fair value method and is limited to the loan proceeds.  This discount is being amortized to interest expense over the term of the notes.  As of August 31, 2010, $75,890 has been amortized and is included in interest expense for the year ended August 31, 2010.  The Company estimated the fair value of the warrant using the Black-Scholes option pricing model with the following assumptions: an expected life of three years, a risk-free interest rate of 2.57%, and a dividend rate and expected forfeiture rate of 0%, and an expected volatility of 116%.

NOTE 6 - OTHER RELATED PARTY TRANSACTIONS

At August 31, 2010, the Chief Executive Officer (“CEO”) was indebted to the Company in the amount of $39,668.  This represents net amounts advanced for travel and mining related expenses to be incurred while in Tanzania. At August 31, 2009, the Company was indebted to a former director in the amount of $29,293.  These funds are unsecured, do not bear interest and have no fixed terms of repayment. During the year ended August 31, 2010, the CEO purchased 1,000,000 shares of common stock of the Company at $0.05 per share by applying $50,000 of his balance due from the Company on that date.  On September 1, 2009, the Company granted 1,100,000 compensation warrants to the CEO at an exercise price of $0.05 per share for a term of 5 years.  These warrants vest 25% every three months over a period of one year.  The Company estimated the fair value of these warrants to be $72,500 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of three years, a risk-free interest rate of 2.57%, a dividend yield of 0%, an expected volatility and forfeiture rate of 100%.  Stock-based compensation of $72,500 was recorded during the year ended August 31, 2010 as management services (2009 - Nil).

At August 31, 2010 $32,000 was owing to a significant shareholder and special advisor who became a director of the Company in September 2010 for services.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

a.
On March 8, 2010, the Company was served with a Writ of Summons by its former general counsel, Lang Michener LLP of Vancouver, Canada, for the collection of its alleged uncollected fees in the amount of approximately US$115,000, including claimed interest.  The Company has retained counsel for this matter and intends to vigorously dispute these charges.  Management believes that it has adequately provided for any potential liability in the matter in its financial statements (accounts payable).  Subsequent to August 31, 2010 the matter was settled.  Refer to Note 10.

b.
Commencing June 1, 2010, the Company entered into an arrangement with a company affiliated with a significant shareholder for the use of its office space and facilities in New York City for a one year period in the gross amount of $36,000. This amount will be satisfied by the issuance of 144,000  common shares of the Company valued at $0.25 per share, the fair value at the date of the arrangement.  This amount will be recognized as rent expense in over the term of the arrangement. The shares were issued subsequent to August 31, 2010.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010

NOTE 7 – COMMITMENTS AND CONTINGENCIES, continued

c.
On April 24, 2010, the Company entered into an Advisory Agreement.  The initial term of the agreement is for one year and is renewable for successive one-year periods on mutually acceptable terms. The Advisor may terminate this Agreement at any time by giving the other party ten business days prior written   notice of termination. The terms of the agreement provide that the Advisor will be available to provide advice on developing conditions in Tanzania as they pertain to establishing commercially viable mining operation on the Mkuvia Gold Project property or other properties of interest to the Company. Compensation is comprised of $6,000 and warrants to purchase 50,000 shares of the common stock of the Company at $0.35 per share vested upon execution and $6,000 and warrants to purchase 50,000 shares of the common stock of the Company at $0.35 per share   payable   and vested on October 24, 2010. The warrants have a five year life and contain a cashless exercise provision. The Company estimated the fair value of the warrants granted upon execution to be $13,609 at the date of grant, using the Black-Scholes option pricing model with the following assumptions:  an expected life of two years, a risk-free interest rate of 1.68%, a dividend rate and forfeiture rate  of 0%, and an expected volatility of 139%.  Stock-based compensation of $13,609 was included in consulting services during the year ended August 31, 2010.

d.
On May 15, 2010, the Company entered into a financial advisory and media services agreement for a six month period. The agreement is cancellable on 60 days written notice by either party and may be extended for an additional six months if mutually agreed by the parties.  Compensation is comprised of £2,000 per month plus reimbursement of expenses and warrants to purchase 200,000 shares of the Company’s  common stock at $0.35 per share, vesting 20% upon execution and 20% for each of the subsequent four quarters. These warrants have a two-year life and include a cashless exercise provision. The Company estimated the fair value of these warrants to be $64,684 at the date of grant (which is subject to re-measurement on each vesting date), using the Black-Scholes option pricing model with the following assumptions:  an expected life of two years, a risk-free interest rate of 1.28%, a dividend rate and forfeiture rate of 0%, and an expected volatility of 139%.  Stock-based compensation of $20,098 was recorded as consulting services during the year ended August 31, 2010.

e.
Effective June 4, 2010, the Company entered into an Advisory Agreement with Mr. Maita Mkuvia (“Advisor”), the original owner of the prospecting licenses of the Mkuvia Gold Project. The initial term of the agreement is for a three year period. The Advisor or the Company may terminate this Agreement at any time by giving the other party ninety (90) days prior written notice of termination.  This Agreement may be renewed for successive one-year periods on mutually acceptable terms.  Compensation is comprised of $1,000 for each Director’s meeting the Advisor attends and 300,000 shares of  common shares of stock of the Company as follows: 50,000 shares vested upon signing, 75,000 shares issuable on June 4, 2011; 75,000 shares issuable on June 4, 2012 and 100,000 shares on June 4, 2013 The Company recognized $2,000 in fees paid and $19,500 in stock based compensation relating to the 50,000 shares issued.

f.
On December 4, 2010, effective July 28, 2010, the Company entered into an employment agreement with a Director of Corporate Communications, Strategic and Technical Advisor. The term of the agreement is two years, automatically renewable for successive one year terms unless terminated by either party on 60 days advance notice. Annual salary shall be $93,600 plus bonuses at the discretion of the Board of Directors. The employee is entitled to 200,000  common shares of the Company, 100,000 vesting on commencement, and 100,000 vesting six months thereafter.  In addition, the employee shall be granted non-qualified stock options to purchase 300,000 shares of  common stock, which shall vest at the rate of 37,500 options per quarter. The options granted have a five year life.  Notwithstanding the vesting provision, all options shall become fully vested in the event of a change in control, as defined in the agreement.  The Company estimated the fair value of the stock options to be $132,522 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of five years, risk-free interest rate of 0.61%, a dividend and forfeiture rate of 0% and a volatility of 143.7%.  The amount will be amortized ratably over the initial expected two years of service.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010

NOTE 8 - COMMON STOCK

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at August 31, 2010 are as follows:

Shares issuable upon exercise of warrants - July 2009 private placement	200,000
Shares issuable for November 27, 2009 convertible notes and related warrants	4,000,000
Compensatory warrant exercisable for shares to CEO	1,100,000
Compensatory warrants exercisable for shares to significant shareholders	1,500,000
Compensatory warrant/options exercisable for shares – others	1,677,500
Bridge Loan – principal investor – shares issuable upon conversion of related warrants and penalty warrant issued upon default conversion	1,890,000
Shares issuable upon conversion of warrants issued in December 2009 private placement	800,000
Shares issuable upon conversion of warrants issued in March 2010 private placement	2,678,000
Shares reserved for employment agreement	200,000

Total	14,045,500

a)           Effective January 29, 2009, the Company re-domiciled from the Province of British Columbia to the State of Nevada. Effective the same date, the Company's authorized capital was changed from an unlimited number of common shares without par value to 500,000,000 common shares with a par value of $0.001 per share.

b)          During the period from December 24, 2009 to February 10, 2010, the Company conducted an offering of equity securities pursuant to Rule 506 of Regulation D and Regulation S.  The Company sold 1,600,000 Units at a price of $0.125 per Unit for a total of $200,000.  Each Unit consisted of one  common share and one warrant.  Two warrants are required to buy one  common share at a price of $0.25 per share for a period of up to two years.  The Company estimated the fair value of these warrants to be approximately $89,000 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of two years, risk-free interest rate ranging from 0.77%-1.00%, a dividend rate and forfeiture rate of 0% and an expected average volatility of approximately 117%, which is reflected as a component of additional paid-in capital.

c)           On January 29, 2010, the Company entered into an agreement with a consultant to assist management on a part time basis in the role of interim chief financial officer (“Consultant”) for a six-month period which commenced on February 1, 2010.  Compensation for these services is at the rate of $6,500 per month, 60,000 shares of common stock, plus a signing bonus of 50,000 shares of common stock, with a combined fair value of $22,000 at the date of grant.  The fair value of these has been expensed in the year ended August 31, 2010.  Approximately $47,000 is included in management services for the year ended August 31, 2010 associated with this arrangement.  The agreement can be extended on terms and for a period agreeable to both parties.

d)          During the period from April 3, 2010 through August 26, 2010, the Company conducted an offering of equity securities pursuant to Rule 506 of Regulation D and Regulation S.  The Company sold 5,356,000 Units at a price of $0.25 per Unit for a total of $1,339,000. Each Unit consists of one  common share and one warrant.  Two warrants are required to buy one  common share at a price of $0.50 per share for a period of up to two years. The Company estimated the fair value of these warrants to be approximately $1,126,000 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of two years, risk-free interest rate ranging from 0.50%-1.18%, a dividend rate and forfeiture rate of 0% and an expected range of volatility from 139.7% to 144.6%. This amount is reflected as a component of additional paid-in capital.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010

NOTE 8 - COMMON STOCK, continued

Stock Options and Warrants

On July 15, 2009, the Company granted 50,000 compensation warrants to a former director at an exercise price of $0.05 per share for a term of 5 years.  These options vested on November 1, 2009.  The Company estimated the fair value of these warrants using the Black-Scholes option pricing model with the following assumptions:  an expected life of three years, a risk-free interest rate of 2.57%, a dividend and forfeiture rate of 0% and an expected volatility of 99%.  Stock-based compensation of $2,202 and $2,905 was recorded as management fees during the years ended August 31, 2009 and August 31, 2010, respectively.

On July 15, 2009, the Company granted 1,750,000 stock options to consultants at an exercise price of $0.05 per share for a term of 5 years. These options vest 25% per quarter from the date of grant until fully vested. These options vest 25% every three months over a period of one year.  The Company estimated the fair value of the options using the Black-Scholes option pricing model with the following assumptions: an initial expected life of three years, a risk-free interest rate of 0.95% to 2.57%, and a dividend and forfeiture rate of 0% and an expected volatility of between 99% and 117%.  Stock-based compensation of $22,345 and $354,816 was recorded as consulting fees during the years ended August 31, 2009 and 2010, respectively. All of these options vested by August 31, 2010.

On September 1, 2009, the Company granted 1,100,000 compensation warrants to the President at an exercise price of $0.05 per share for a term of 5 years.  These options vested 275,000 on December 1, 2009 and 275,000 each successive quarter until fully vested. The Company estimated the fair value of these warrants to using the Black-Scholes option pricing model with the following assumptions: an expected life of three years, a risk-free interest rate of 2.57%, a dividend rate and forfeiture rate of 0% and an expected volatility of 100%.  Stock-based compensation of $72,500 was recorded at as management fees during the year ended August 31, 2010.

On October 1, 2009, the Company granted 350,000 stock options to a consultant at an exercise price of $0.05 per share for a term of 5 years.  These options vested 80,000 on grant and 90,000 for each of the successive quarters. The Company estimated the fair value of these options using the Black-Scholes option pricing model with the following assumptions: an initial expected life of three years, a risk-free interest rate of 0.95% to 2.57%, a dividend rate and forfeiture rate of 0% and an expected volatility of 99% to 117%.  Stock-based compensation of $70,110 was recorded as consulting fees during the year ended August 31, 2010.

On October 15, 2009, the Company granted 150,000 stock options to a consultant at an exercise price of $0.05 per share for a term of 5 years.  These options vest 25% per quarter from the date of grant until fully vested. The Company estimated the fair value of these options using the Black-Scholes option pricing model with the following assumptions: an initial expected life of three years, a risk-free interest rate of 0.95% to 2.57%, a dividend rate and forfeiture rate of 0% and an expected volatility of 104% to 117%.  Stock-based compensation of $24,628 was recorded as consulting fees during the year ended August 31, 2010.

On November 1, 2009, the Company granted 250,000 stock options to a consultant at an exercise price of $0.05 per share for a term of 5 years.  These options vest 25% per quarter from the date of grant until fully vested. The Company estimated the fair value of these options using the Black-Scholes option pricing model with the following assumptions: an expected life of three years, a risk-free interest rate of 2.57%, a dividend rate and forfeiture rate of 0% and an expected volatility of 108%.  Stock-based compensation of $33,803 was recorded as consulting fees during the year ended August 31, 2010.

On November 1, 2009, the Company granted 150,000 stock options to a consultant at an exercise price of $0.05 per share for a term of 5 years.  These options vest 25% per quarter from the date of grant until fully vested. The Company estimated the fair value of these options using the Black-Scholes option pricing model with the following assumptions: an expected initial life of three years, a risk-free interest rate of .095% to 2.57%, a dividend rate and forfeiture rate of 0% and an expected volatility of 103% to 117%.  Stock-based compensation of $28,592 was recorded as consulting fees during the year ended August 31, 2010.

On January 20, 2010, the Company granted 40,000 stock options to a consultant at an exercise price of $0.05 per share for a term of 5 years.  These options vest 25% per quarter from the date of grant until fully vested. The Company estimated the fair value of these options using the Black-Scholes option pricing model with the following assumptions: an expected initial life of three years, a risk-free interest rate of .095% to 2.57%, a dividend rate and forfeiture rate of 0% and an expected volatility of 117%.  Stock-based compensation of $7,230 was recorded as consulting fees during the year ended August 31, 2010.

On July 28, 2010, the Company granted 300,000 stock options to an employee. The terms of these options are more fully described in Note 7f.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010

NOTE 8 - COMMON STOCK, continued

On April 24, 2010, the Company granted 50,000 stock options to a consultant at an exercise price of $0.35 per share for a term of two years.  These options vested on grant.  The Company estimated the fair value of the options to be $13,609 using the Black-Scholes option pricing model with the following assumptions: an expected life of two years, a risk-free interest rate of 1.68%, a dividend rate and forfeiture rate of 0% and an expected volatility of 139%. Stock-based compensation of $13,609 was recorded as consulting fees during the year ended August 31, 2010.

On May 15, 2010, the Company granted 200,000 stock options to a consultant at an exercise price of $0.35 per share for a term of two years. These options vest 20% on grant and 20% every three months over a period of one year. The Company estimated the fair value of the options that vested to be $12,937 using the Black-Scholes option pricing model with the following assumptions: an expected life of two years, a risk-free interest rate of 1.28%, a dividend rate and forfeiture rate of 0% and an expected volatility of 139%, Stock-based compensation of $21,460 was recorded as consulting fees during the year ended August 31, 2010 and the remainder will be recorded over the term of vesting.

In August 2010, the holder of 112,500 vested options, issued at $0.05 per share, exercised a cashless exercise provision included in the agreement and received 101,427  common shares. The total intrinsic value of these options exercised at August 31, 2010 was $54,000.

The following is a summary of stock options and warrants outstanding for the periods shown:

Share Purchase Options

	Options	Weighted Average Exercise Price
Balance, August 31, 2008	-
Granted	1,800,000	$0.05
Exercised	-
Cancelled/Expired	-
Balance, August 31, 2009	1,800,000	$0.05
Granted	2,590,000	$0.14
Exercised	(112,500)	$0.05
Cancelled/Expired	-	-
Balance, end of year	4,277,500	$0.10
Exercisable, at end of year	3,762,500	$0.06

	Options	Weighted Average grant-date fair value
Nonvested balance, August 31, 2009	1,800,000	$0.10
Granted	2,590,000	$0.13
Vested during the year	3,875,000	$0.04
Nonvested, August 31, 2010	515,000	$0.34

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010

NOTE 8 - COMMON STOCK, continued

As of August 31, 2010, 3,875,500 stock options have vested and 515,000 stock options remain unvested. The weighted average remaining life of the vested and unvested stock options is 3.9 years and 1.17 years, respectively.   As of August 31, 2010, the intrinsic value of the vested options was $1,767,000. Future Compensation expense based upon the fair value of unvested stock options at August 31, 2010 approximates $215,000.

Share Purchase Warrants

	Shares	Weighted Average Exercise Price
Balance, August 31, 2008	-
Issued	200,000	$0.05
Exercised	-
Cancelled/Expired	-
Balance, August 31, 2009	200,000	$0.05
Issued	7,368,000	$0.24
Exercised	-	-
Cancelled/Expired	-	-
Balance, end of period, August 31, 2010	7,568,000	$0.24
Exercisable, end of period	7,568,000	$0.24

The weighted average remaining life of all outstanding share purchase warrants is 1.74 years.  As of August 31, the intrinsic value of these warrants was $2,238,290.

NOTE 9 - INCOME TAXES

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate to income before income taxes.  The difference results from the following items:

	August 31, 2010
	2010	2009
Net loss before income taxes	$(2,544,627)	$(207,877)
Statutory tax rate	34%	35%

Expected tax expense (recovery)	(865,173)	(72,757)
NYS franchise tax, net of Federal benefit	(44,777)	-
Stock based compensation not deductible for tax purposes	213,620	8,591
Mineral property expenditure not deducted for tax purposes	37,739	-
Other unrecognized items for tax purposes	(592)	28,589
Effect of tax rate difference in Tanzania	4,110	-
Increase in valuation allowance	655,073	35,577

Income tax provision	$-	$-

Effective January 29, 2009, the Company changed its jurisdiction from the Province of British Columbia to the State of Nevada.  As a result, the Company relinquished approximately $293,000 in non-capital losses and $33,000 in capital pool losses. As of August 31, 2010 and 2009, the Company has US net operating loss carry-forwards of approximately $1,795,000 and $102,000, respectively, and Tanzanian net operating loss carry-forwards of $103,000 at August 31, 2010, which may be available to reduce future year’s taxable income.  These carry-forwards will expire, if not utilized, commencing in 2029. Management believes that the realization of the benefits from this deferred tax assets appears uncertain due to the Company’s limited operating history and continuing losses.  Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010

NOTE 9 - INCOME TAXES, continued

The Company’s tax-effected deferred income tax assets are estimated as follows:

	August 31, 2010
	2010	2009
Potential future income tax assets:
Net operating losses available	$641,000	$36,000
Other	(9,400)	-
Mining exploration costs expensed	38,000	-
Less: valuation allowance	(669,600)	(36,000)

Net deferred income tax asset	$-	$-

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

NOTE 10 - SUBSEQUENT EVENTS

(a)           On September 9, 2010, the Company signed an option to acquire the exclusive mineral and mining rights to the 340 sq km Kapinga property for a fixed purchase price of $500,000. Should the Company exercise its purchase option in the six month period ended March 9, 2011, the Kapinga Property will be transferred into a joint venture company, Ruby Creek Gold (Tanzania) Limited.  The Company will own 85% of the joint venture, Mr. Kapinga 10% and other parties 5%.  According to the terms of the agreement, if the Company exercises its right to purchase the property within six months of signing, a total of $250,000 will be paid at that time.  The final $250,000 payment will be made when the first mining license is issued.  Payments can be made in cash, in the Company equity, or a combination of both.

Both the Kapinga Project and the Company’s Mkuvia Gold Project are located in the Liwale and Nachingwea Districts, Lindi Region of the United Republic of Tanzania.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010

NOTE 10 - SUBSEQUENT EVENTS, continued

(b)            Commencing on October 18, 2010, the Company commenced an offering of its equity securities pursuant to Rule 506 of Regulation D and Regulation S.  Through December 3, 2010, the Company received $890,000 in proceeds for the sale of 1,780,000 Units at a price of $0.50 per Unit.  Each Unit consists of one  common share and one common stock purchase warrant.  One warrant is required to buy one  common share, or an aggregate of 1,780,000 common shares, at a price of $1.00 per share exercisable for a period of up to two years.

(c)           Subsequent to August 31, 2010, three holders of an aggregate of 450,000 warrants issued in the private placement described in Note 8b above exercised their rights to purchase 225,000 shares of common stock for which the Company received $56,250.

(d)           On November 23, 2010, the Company entered into an arrangement for the satisfaction of the litigation discussed in Note 7a above, pursuant to which the Company paid C$75,000 in full settlement of this dispute. Mutual releases were exchanged.

(e)           On November 27, 2010, the holders of the convertible notes described in Note 5 elected to convert these notes in the amount of $100,000, plus an aggregate of $11,000 in interest earned, into 2,220,000 shares of  common shares of the Company.

(f)           On December 1, 2010, 1,500,000 warrants were exercised for 1,500,000  shares of common stock at a price of $0.05 per share for which the Company received $75,000 in proceeds.

The Company evaluated subsequent events through the financial statement filing date.

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

Internal Control Over Financial Reporting

Management of Ruby Creek Resources Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Ruby Creek Resources Inc.'s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP).  Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•
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

Ruby Creek Resources Inc.'s management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management believes that steps have been taken to overcome previously identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The previous material weaknesses and their remediation, which was effective as of August 31, 2010, are identified are disclosed below.

However, we have commenced operations in Tanzania during the year ended August 31, 2010. We are currently in the process of establishing adequate systems of internal control over safeguarding company assets deployed in Tanzania.

Appropriate Independent Oversight. The Company believes that it has established an appropriate level of oversight of the Company's financial reporting and procedures for internal control over financial reporting, including appropriate authorization of transactions for its current operations. There are, at present, two directors of the Company, but no independent Directors who could provide an appropriate level of oversight, including challenging management's accounting for and reporting of the transactions. On February 1, 2010, the Company retained a Chief Financial officer who is CPA and has extensive experience in SEC reporting and in establishing systems of internal control.

Segregation of Duties. During the current year, the Company has retained a qualified Chief Financial Officer, and added member of its Board of Directors who is an SEC accounting and reporting expert, a CPA and a partner in a major CPA firm. In prior periods, the Company has historically had limited accounting resources as a result of its lack of revenues and limited working capital and therefore relied on outside consultants for all accounting and financial reporting resources. While the Company still has limited resources, the Company has a CFO and other accounting personnel who prepare the general ledger (including the preparation of routine and non-routine journal entries) and the preparation of accounting reconciliations; and has a member of its Board of Directors, who together with the CFO have adequate expertise in the selection of accounting principles, and in the preparation of interim and annual financial statements (including footnote disclosures) in accordance with generally accepted accounting principles. The Company believes that has adequate oversight and monitoring of its financial accounting and reporting systems.

As a result of these remedial activities to strengthen its systems of  internal control over financial reporting described above, Ruby Creek’s management has concluded that, as of August 31, 2010, the Company's internal control over financial reporting was effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Changes in Internal Control over Financial Reporting

We added a member to our Board of Directors described above, which has significantly strengthened our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended August 31, 2010.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

The Company's present officers and directors are as follows.

Name	Age	Positions

Rob Slavik	58	President, Chief Executive Officer, Principal Executive Officer and Director
David Bukzin	45	Director
Myron Landin	62	Chief Financial Officer

The following sets forth certain information concerning our officers and directors:

Robert Slavik, President, Chief Executive Officer, Director
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

David Bukzin, Director
Mr. Bukzin Is the Partner-in-Charge of Marcum LLP's SEC Practice Group.  Marcum is one of the nation’s largest independent public accounting and advisory services firms.  In addition to working as a Certified Public Accountant, Mr. Bukzin is a specialist in the area of business valuation, especially as it applies to mergers and acquisitions, and corporate finance transactions.  He also provides services in the areas of turnaround and workout consulting, reorganizations and recapitalizations.  He received his B.B.A. from Baruch College in 1988.  Mr. Bukzin maintains memberships with the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

Myron Landin, Chief Financial Officer
CPA Myron W. Landin was appointed acting Chief Financial Officer pursuant to a six month consulting agreement with the Company on February 1, 2010.  Mr. Landin brings more than 35 years of financial experience to Ruby Creek Resources.  For the period 2003-2010 Mr. Landin principal activity has been providing consulting services to a number of publicly traded companies through his consulting firm, JTL Enterprises, Inc.  His services have included accounting support services, financial statement preparation, and business, SEC advisory and Sarbanes-Oxley consulting.  Mr. Landin has participated in numerous forward and reverse-mergers, acquisitions, reorganizations and restructurings, private placements, and SEC and Sarbanes- Oxley compliance projects.  Major assignments included the CFO responsibilities in a $115 million public SPAC funding for the successful acquisition of an oil and gas exploration company, including all pre and post acquisition activities, over a three year period (2006-2008).   Mr. Landin held senior executive and Board level positions with an entrepreneurial public company in the telecommunications industry (1984-1991) and the subsequent spinoff of a subsidiary where he served as Chairman of the BOD and CFO (1992-1999).  This entity was eventually merged into a NYSE listed company in 1999.  Mr. Landin served as senior assurance manager with a Big Four accounting firm, (now Deloitte) (1972-1981) and as an audit partner (1981-1984) of a regional and internationally affiliated PCAOB registered accounting firm.  Mr. Landin holds a B.A. in economics from Stony Brook University and attended Pace University Graduate School of Business.  He is a Certified Public Accountant licensed in the state of New York.  Mr. Landin maintains memberships with the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants.

ADVISORS

Professor Dr. Abdul Mruma, BSc MSc PhD – Advisor, Tanzanian Geology
Dr. Mruma is a Professor of Geology and was the head of the Department of Geology, University of Dar es Salaam from 1994 to 2004.  Since 2004 he has been the Vice Chairman of the Association of Geological Surveys of Africa and is the Chief Executive Officer of the Geological Survey of Tanzania, Ministry of Energy and Minerals reporting directly to the Minister of Energy and Mines.  Other positions he has held include: National Coordinator, International Geological Correlation Programs; External Examiner, Department of Geology of the University of Nairobi in Kenya and the University of Makerere in Uganda.  He has also had extensive involvement as a board and steering committee member of numerous geological and environmental research projects and groups.  Dr. Mruma has published over thirty international publications, mainly in the fields of Structural Geology, Precambrian Geology, Stratigraphy and Mineral Deposits.  He has also consulted on and authored more than twenty technical reports in the fields of Resource Assessments and Engineering Geology.  He is currently a member of the Geological Society of Africa and the Tanzania Geological Society.

Charles Rwechungura, Advisor – Tanzanian Mining and Financial Law
Mr. Rwechungura Is the founder and Partner-in-Charge of CRB Attorneys.  He played a key role working with the  World Bank in the re-drafting of the Tanzanian Mining Laws of the late 90’s and was lead attorney for the American Barrick takeover of Jim Sinclair’s Sutton Resources.  He is a seasoned consultant in the fields of mining, corporate, banking and financial law.  He is an advisor to mining companies on such issues as joint venture agreements, transfers or assignments of mineral rights, mining license applications and has conducted multiple large-scale due diligence exercises for foreign investors in the Tanzanian mining sector.  Mr. Rwechungura acts for many of the national and foreign banks operating in Tanzania, advising them on the range of financial and banking law issues.  In recognition of his industry knowledge and legal expertise, he is often appointed as an arbitrator on complex commercial disputes. He received his LLB (Hons) from the University of Dar es Salaam in 1977.  He was President of the Tanganyika Law Society from 2005 to 2006, 2nd Deputy Treasurer for the East African Law Society from 2005 to 2007, Vice President of the East Africa Law Society from 2008 to 2010 and has been a board member of the International Commercial Bank Limited since 2006.  He is a member of the Council of the Tanganyika Law Society, and a member of the Governing Council and the Executive Committee of the SADCC Lawyers Association.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until they resign or are removed from the board in accordance with our Articles of Incorporation. Our officers are appointed by our Board of Directors and hold office until they resign or are removed from office by the Board of Directors.

Significant Employees

Toby Hansen, Process Engineering and Corporate Communications
Mr. Hansen has been an engineer for over 20 years. He began his career designing rare earth magnetostrictive transducers for medical, oil/gas and industrial applications where he obtained a wealth of knowledge of diverse materials and processes.  Subsequent to transducer design he has spent the last six years leading research and development efforts to enhance electromagnetic devices.  Over his career he has been granted four US patents (#6,012,521, #6,227,853, #6,624,539 and #6,909,666) and has four additional patents pending.  Mr. Hansen has earned a bachelor in Mechanical Engineering at the University of Utah and a Masters Degree in Engineering Mechanics at Iowa State University. Mr. Hansen is also the editor of the Heavy Metal Investor featuring a quarterly market newsletter. This endeavor has resulted in a vast accumulation of knowledge in the gold and mining industry. The newsletter began in 2003 with a dozen readers and has grown in popularity with readership presently approaching 1700 people worldwide.  Through his newsletter, he identified the potential of the Mkuvia Gold Project.  Mr. Hansen has just committed to a two year contract with Ruby Creek. Mr. Hansen’s responsibilities will be two-fold, Corporate Communications and Operations. Onsite his focus will be the reviewing of processes and analysis of systems and materials as well as developing strategies for maximizing returns on gold and other mineral concentrates.

Our subsidiary in Tanzania now employs personnel to conduct our mining operations and control accounting and administrative functions.

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers and control persons have been involved in any of the following events during the past five years other than as disclosed:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
o
Rob Slavik, president of Ruby Creek Resources, Inc., is a director of T-Rex Vehicles Corporation, a Nevada corporation and served as president the company’s Quebec subsidiary, T-Rex Vehicles, Inc., in the winding down and eventual bankruptcy proceedings of the subsidiary from October 2007 to March 2008.

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment or decision has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based on our review of the copies of such forms we received, we believe that during the fiscal year ended August 31, 20 all such filing requirements applicable to our officers and directors were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

 The following table sets forth the compensation paid to our executive officers during the following fiscal years:

Summary Compensation Table

Name and Principal Position	Year Ended August 31,	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rob Slavik President,	2010	$100,000	Nil	Nil	1,100.000 warrants at $0.05	Nil	Nil	Nil	$100,000
CEO, Director (5)	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

David Bukzin Director (6)	2010	$32,000	Nil	Nil	Nil	Nil	Nil	Nil	$32,000

Myron Landin CFO (7)	2010	$47,000	Nil	110,000	Nil	Nil	Nil	Nil	$47,000

Brian Roberts (former) President (1)	2009	11,286	Nil	Nil	50,000 warrants at $0.05	Nil	Nil	Nil	11,286

Ian Foreman, (former) CFO (2)	2009	2,697	Nil	Nil	Nil	Nil	Nil	Nil	2,697

Wayne Waters (former) Director (4)	2009	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

1)  Mr. Roberts was appointed President and CEO of our Company in May 2006.  He tendered his resignation as President on June 18, 2009 and as a Director on November 7, 2009.

(2)  Mr. Foreman was appointed CFO of our Company in September 2006.  Mr. Foreman tendered his resignation as of June 18, 2009. The Company paid $2,697 during the year ended August 2008 and $1,505 during the year ended August 31, 2008 to Foremost Geological Consulting, of which Ian Foreman is the principal, as payment for certain geological consulting work rendered by that entity.  Mr. Foreman did not receive any compensation for serving as an executive officer of our company.

(4)  Mr. Waters was appointed to the Board in the position of Director in May 2006.  Mr. Waters tendered his resignation as of June 18, 2009.

(5) Mr. Slavik was appointed President and CEO in June 2009. Effective January 1, 2010, Mr. Slavik has been receiving compensation at the rate of $10,000 per month. On September 1, 2009 Mr. Slavik was awarded 1,100,000 compensation warrants to purchase an equal number of shares at an exercise price of $.05 per share. The warrants vested over the year ended August 31, 2010.

(6) Mr. Bukzin has been a special advisor to the Board of Directors and has been receiving compensation of $4,000 per month since January 1, 2010. At August 31, 2010 the Company was indebted to Mr. Bukzin for the amount of $32,000.

(7) Pursuant to a February 2, 2010 six month consulting agreement, Mr. Landin became interim Chief Financial Officer of the Company. Terms provided for $6,500 per month for a portion of his time, a signing bonus of 50,000 common shares and 60,000 common shares as compensation earned over the six month term.  Additional compensation is due for time in excess of that stipulated in the agreement.

Outstanding Equity Awards

On July 15, 2009, the Company granted 50,000 compensation warrants to Brian Roberts a director at the time of issuance, at an exercise price of $0.05 per share for a term of 5 years. These compensation warrants vested on November 1, 2009.

On July 15, 2009, the Company granted a total of 1,750,000 stock options to consultants at an exercise price of $0.05 per share for a term of 5 years.  These options vest 25% quarterly over a period of one year. The stock options were issued as follows: 600,000 to a consulting firm, 900,000 to David Bukzin, 100,000 to Ian Foreman and 75,000 each to 2 to consultants.  These options fully vested as of July 15, 2010.

On September 1, 2009, the Company granted 1,100,000 options to Rob Slavik, an officer and director of the Company. The options have no vesting provisions.

On October 1, 2009, the Company granted 350,000 options to a consultant to the Company.  The options fully vested on July 1, 2010.

On October 15, 2009, the Company granted 150,000 options to a New York-based law firm for services. The options fully vested on October 15, 2010

On November 1, 2009, the Company granted 150,000 options to a California-based law firm for services.  The options fully vested on November 1, 2010.

On November 1, 2009, the Company granted 250,000 options to Ron Shenton. The options fully vested on August 1, 2010.

Dr. Mruma Consulting Agreement – Board of Advisors granted 50,000 options on April 24, 2010 at $0.35
Maita Mkuvia – granted shares 50,000 shares on June 2, 2010 in connection with consulting agreement.

Myron Landin was awarded 110,000 shares in connection with his 6 month consulting agreement on February 1, 2010, which vested over the period through July 31, 2010.

Toby Hansen was awarded 200,000 shares and 300,000 non-qualified common stock purchase options in connection with his employment agreement effective July 28, 2010 and executed on December 4, 2010. Common shares vest The options are exercisable at $0.60 per share and vest quarterly over the two year term of the agreement.

Compensation of Directors

Some of our directors may cash or non-cash compensation for their services. They are, also, reimbursed for any out-of-pocket expenses they may incur in connection with our business.

In the year ended August 31, 2010 we had one Director, Robert Slavik, also our President and Chief Executive Officer. He earned $100,000 in salary and received a compensation warrant to purchase 1.1 million common shares of the Company at $.05 per share, expiring in 5 years. Commencing on January 1, 2010 he was entitled to receive a fee of $10,000 per month as approved by the Board of Directors.

Mr. Bukzin became a director in September 2010. Mr. Bukzin has been a special advisor to the Company since July 2009. He was awarded non-qualified stock options to purchase 900,000 shares at $0.05 per share on July 15, 2009. Commencing on January 1, 2010 he was entitled to receive a fee of $4,000 per month as approved by the Board of Directors. This total fee of $32,000 was accrued and unpaid as of August 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of December 3, 2010 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Name and address of beneficial owner	Amount and nature of Beneficial Owner(1)	Percentage of Class(2)
Directors and Officers:

Rob Slavik, President CEO, Director 750 3rd Avenue 11th Floor, New York, NY	5,945,000	19.8%

David Bukzin, Director 750 3rd Avenue 11th Floor, New York, NY	8,234,877	26.1%

Myron Landin, Chief Financial Officer 750 3rd Avenue 11th Floor, New York, NY	155,000	0.5%

All officers and directors as a group (three individuals)	10,529,877	43.8%

5% Shareholders:

Douglas Lake Minerals, Inc.	4,000,000	13.8%

Double Trouble Productions, LLC.	3,260,000	10.6%

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
(2) Based on 28,883,642 shares of our common stock issued and outstanding as of December 3, 2010.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as described below or in Item 11 above, none of the following parties has, in the last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•           any of our directors or officers;

•           any person proposed as a nominee for election as a director;

•           any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

•           any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

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

Rob Slavik

As at August 31, 2009, the Company was indebted to Mr. Slavik for $29,000.  The amount due is non-interest bearing, unsecured and due on demand. On August 31, 2010 Mr. Slavik was indebted to the Company in the amount of $7,668.

On September 1, 2009, the Company granted 1,100,000 warrants to Rob Slavik, an officer and director of the Company, subject to his acceptance. Also, on November 7, 2009, the Board unanimously approved the right of Rob Slavik to effect a debt conversion of up to $50,000 based on the price of the Company’s stock at the time of the closing of the OTC Bulletin Board, immediately following the announcement of the Mkuvia Joint Venture Agreement with Douglas Lake Minerals Inc. and the next level financing. As Mr. Slavik was an officer and director of the Company at the time of these transactions, they were not at arm’s-length. On November 16, 2009 Mr. Slavik effected this debt conversion and received $1,000,000 shares of common stock of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended August 31, 2010 and 2009.  Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended August 31, 2010	Year Ended August 31, 2009

Audit Fees	$17,272	$11,644

Audit-Related Fees	25,720	10,100

Tax Fees		–

All Other Fees		–

Total	$43,022	$21,744

Audit Fees

Audit fees are the aggregate fees billed for professional services in the period rendered by our independent auditors for the audit of our annual financial statements and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors in the period for assurance and related services that are reasonably related to the review of the financial statements included in each of our quarterly reports and are not described in the preceding category.

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

ITEM 15. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K unless filed previously as noted below.

Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (5)

10.1	Founder's Seed Capital Share Private Placement Subscription Agreement (1)

10.2	Subscriber's $0.05 Seed Capital Share Private Placement Subscription Agreement.(1)

10.3	Subscriber's $0.05 Seed Capital Share Private Placement Subscription Agreement.(1)

10.4	Mineral Claims Option Agreement between Ruby Creek Resources, Inc. and Carl von Einsiedel, dated July 15, 2006, as amended August 15, 2006 (1)

10.5	More Creek Claims - Payment Schedule Agreement dated July 9, 2008. (2)

10.6	Amendments to Mineral Claims Option Agreement between Ruby Creek Resources Inc. and Carl von Einsiedel dated July 9, 2008 (3)

10.7	Consulting Agreement between Ruby Creek Resources, Inc. and Brian Roberts dated June 18, 2008 and of July 15, 2009 respectively (5)

10.8	Amendment to the Consulting Agreement between Ruby Creek Resources, Inc. and Brian Roberts, dated November 1, 2009 (5)

10.9	Form of Ruby Creek Resources, Inc. Consulting Warrant (5)

10.10	Advisory Agreement between Ruby Creek Resources, Inc. and Foremost Geological Consulting dated July 15, 2009. (4)

10.11	Consulting Agreement between Ruby Creek Resources, Inc. and David Bukzin dated July 17, 2009. (4)

10.12	Consulting Agreement between Ruby Creek Resources, Inc. and Double Trouble Productions LLC dated July 17, 2009. (4)

10.13	Purchase Agreement for shares between Ruby Creek Resources, Inc. and Double Trouble Productions LLC/Booha Family Partners dated July 20, 2009 (5)

10.14	Consulting Agreement for shares between Ruby Creek Resources, Inc. and M. Littman dated July 20, 2009 (5)

10.15	Consulting Agreement for shares between Ruby Creek Resources, Inc. and B. Krooks dated July 20, 2009(5)

10.16	Consulting Agreement between Ruby Creek Resources, Inc. Kouzelne Mesto Ltd. dated October 1, 2009 (5)

10.17	Advisory Agreement between Ruby Creek Resources, Inc. and R. Shenton dated November 1, 2009 (5)

10.18	Joint Venture Agreement between Ruby Creek Resources, Inc., and Douglas Lake Minerals, Inc. Dated November 7, 2009 (5)

10.19	Letter Agreement (payment extension) between Ruby Creek Resources, Inc., and Douglas Lake Minerals, Inc. dated December 18, 2009 (6)

10.20	Bridge Note dated December 22, 2009 (6)

10.21	Consulting Agreement between the Company and Myron W. Landin (7)

10.22	Joint Venture Development Agreement among between Ruby Creek Resources, Inc., and Douglas Lake Minerals, Inc. and Maita Mkuvia dated March 7, 2010 (8)

10.23	Purchase Agreement by and between Ruby Creek Resources, Inc. and Douglas Lake Minerals, Inc., effective as of June 16, 2010 (9)

10.24	Purchase Agreement by and between Ruby Creek Resources, Inc. and Carlos John Kolos Kapinga, effective as of September 9, 2010 (10)

10.25	Employment Agreement between Ruby Creek Resources, Inc. and T. Toby Hansen dated December 4, 2010 (Filed herewith)

31.1	Certification of Chief Executive (Filed herewith)

31.2	Certification of Chief Financial Officer (Filed herewith)

32.1	Certification of Chief Executive Officer (Filed herewith)

32.2	Certification of Chief Financial Officer (Filed herewith)

(1.)	Incorporated by reference. Filed as an exhibit to the Company's Registration Statement on Form SB-2, as filed with the SEC on November 7, 2006, and incorporated herein by this reference.

(2.)	Incorporated by reference. Filed as an exhibit to the Company's Form 10-K for the year ended August 31, 2008.

(3.)	Incorporated by reference. Filed as an exhibit to the Company's Form 10-Q for the period ended February 28, 2009.

(4.)	Incorporated by reference. Filed as an exhibit to the Company's Form 10-Q for the period ended May 31, 2009.

(5.)	Incorporated by reference. Filed as an exhibit to the Company's annual report on Form 10-K, filed with the SEC on December 10, 2009.

(6.)	Incorporated by reference. Filed as an exhibit to the Company's Form 10-Q for the period ended November 30, 2009.

(7.)	Incorporated by reference. Filed as an exhibit to the Company's Form 8-K dated February 11, 2010.

(8.)	Incorporated by reference. Filed as an exhibit to the Company's Form 8-K dated March 17, 2010.

(9.)	Incorporated by reference. Filed as an exhibit to the Company's Form 8-K dated June 16, 2010.

(10.)	Incorporated by reference. Filed as an exhibit to the Company's Form 8-K dated September 15, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY CREEK RESOURCES, INC.

/s/ ROB SLAVIK
Rob Slavik, President, Chief Executive Officer, Director
Date: December 13, 2010

/s/ MYRON LANDIN
Myron Landin, Chief Financial Officer
Date: December 13, 2010