Form 10-Q
period 2010-11-30
Ruby Creek Resources, Inc.
filed 2011-01-19
CIK 1379810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.   29,822,202 shares of common stock as of January 14, 2011.

RUBY CREEK RESOURCES, INC.

Quarterly Report On Form 10-Q For The Quarterly Period Ended November 30, 2010

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended November 30, 2010 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

Table of Contents

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets – November 30, 2010 (Unaudited) and August 31, 2010	4
	Consolidated Statements of Operations	5
	Consolidated Statement of Stockholders’ Equity	6
	Consolidated Statements of Cash Flows	7
	Noted to Consolidated Financial Statements	8-17
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4T.	Controls and Procedures	22

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 2.	Unregistered Sales of Equity Securities	23
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
Signatures		24

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
	November 30,	August 31,
	2010	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$652,225	$325,756
Due from related party	—	7,668
Prepaid expenses and other current assets	86,126	42,824
Total current assets	738,351	376,248

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$7,877 and $4,614, respectively	58,145	35,808

MINERAL PROPERTIES	6,826,170	6,796,170

TOTAL ASSETS	$7,622,666	$7,208,226

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$130,106	$142,342
Accrued interest	—	8,350
Installment loan payable	4,333	10,833
Convertible notes - related parties, net of discount	—	75,890
Due to Douglas Lake Minerals	923,920	911,453
Due to related parties	56,901	—
Total current liabilities	1,115,260	1,148,868

LONG-TERM LIABILITIES
Due to Douglas Lake Minerals, net of discount	3,412,345	3,311,988
	4,527,605	4,460,856

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
Common stock, 500,000,000 shares authorized, par value $0.001
28,572,629 and 22,727,912 shares issued and outstanding, respectively	28,573	22,728
Additional paid-in capital	6,900,072	5,720,423
Comprehensive income (loss) from foreign currency translation	(5,528)	890
Deficit accumulated during the exploration stage	(3,828,056)	(2,996,671)

Total Stockholders' Equity	3,095,061	2,747,370

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,622,666	$7,208,226

See accompanying notes to unaudited consolidated financial statements.

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			for the Period
			from
			May 3, 2006
	Three Months Ended		(Inception) to
	November 30,		November 30,
	2010	2009	2010

EXPENSES
Mining exploration and preoperating costs	$231,230	$—	357,027
Consulting services	92,934	65,214	779,341
Depreciation	3,263	230	7,877
Interest and financing fees	139,756	—	1,224,906
Management services	138,654	42,280	452,943
Office and general	156,786	12,072	417,134
Professional fees	16,778	1,469	420,675
Property impairment and disposed mineral property costs	—	—	49,617
Shareholder and investor relations	51,984	375	118,536

NET LOSS	$(831,385)	$(121,640)	$(3,828,056)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.04)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	23,409,658	8,737,000

See accompanying notes to unaudited consolidated financial statements.

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
From May 3, 2006 (Date of Inception) to November 30, 2010

						Comprehensive
					Deficit	income (loss) from
	Common Stock		Additional		Accumulated During	foreign exchange	Stockholders'
	Shares	Amount	Paid-in capital	Subscriptions	Exploration Stage	translation	Equity

Balance - May 3, 2006 (Date of Inception)	—	$—	$—	$—	$—	$—	$—
August 31, 2006 - issuance of common shares for cash at $0.01 per share	4,500,000	4,500	40,500	—	—	—	45,000
August 31, 2006 - issuance of common shares for cash at $0.05 per share	2,970,000	2,970	145,530	—	—	—	148,500
August 31, 2006 - issuance of common shares for cash at $0.10 per share	867,000	867	85,833	(5,000)	—	—	81,700
August 31, 2006 - donated rent and management services	—	—	3,000	—	—	—	3,000
Net loss	—	—	—	—	(19,696)	—	(19,696)
Balance - August 31, 2006	8,337,000	8,337	274,863	(5,000)	(19,696)	—	258,504
September 5, 2006 - cash received for stock subscription	—	—	—	5,000	—	—	5,000
Net loss	—	—	—	—	(127,497)	—	(127,497)
Balance - August 31, 2007	8,337,000	8,337	274,863	—	(147,193)	—	136,007
Net loss	—	—	—	—	(96,974)	—	(96,974)
Balance - August 31, 2008	8,337,000	8,337	274,863	—	(244,167)	—	39,033
July 23. 2009 - issuance of common shares for cash at $0.05 per share	400,000	400	14,600	—	—	—	15,000
Stock based compensation	—	—	24,547	—	—	—	24,547
Net loss	—	—	—	—	(207,877)	—	(207,877)
Balance - August 31, 2009	8,737,000	8,737	314,010	—	(452,044)	—	(129,297)
November 6, 2009 - issuance of common shares for related party debt at $0.05 per share	1,000,000	1,000	49,000	—	—	—	50,000
December 24, 2009 to February 19, 2010 - issuance of common shares for cash at $0.125 per share	1,600,000	1,600	198,400	—	—	—	200,000
February 1, 2010 - issuance of common shares for services at $0.20 per share	110,000	110	21,890	—	—	—	22,000
December 22, 2009 to January 22, 2010 - issuance of common shares and warrants for finance fee	180,000	180	61,120	—	—	—	61,300
Fair value - beneficial conversion feature, warrants and discount - issuance of 11% convertible notes	—	—	100,000	—	—	—	100,000
March 3, 2010 - issuance of common shares for finance fee @ $0.25 per share	10,000	10	2,490	—	—	—	2,500
March 23, 2010 - issuance of common shares for bridge loan default conversion at $.05 per share	1,544,877	1,545	75,699	—	—	—	77,244
March 23, 2010 - fair value of warrants on default of bridge loan	—	—	787,369	—	—	—	787,369
June 4, 2010 - issuance of common stock for consulting services at $0.35 per share	50,000	50	19,450	—	—	—	19,500
June 30, 2010 - Issuance of common stock for IT services at $0.25 per share	8,608	9	2,143	—	—	—	2,152
July 26, 2010 - Issuance of common stock employment fee expense	30,000	30	7,470	—	—	—	7,500
April 3, 2010 to August 26, 2010 - issuance of common shares for cash at $0.25 per share	5,356,000	5,356	1,333,644	—	—	—	1,339,000
August 16, 2010 - Issuance of common stock , cashless warrant exercise and adjustment	101,427	101	3,445	—	—	—	3,546
August 27, 2010 - Issuance of common stock for mineral property	4,000,000	4,000	2,116,000	—	—	—	2,120,000
Stock based compensation	—	—	628,293	—	—	—	628,293
Comprehensive income (loss) - foreign exchange translation	—	—	—	—	—	890	890
Net loss	—	—	—	—	(2,544,627)	—	(2,544,627)
Balance - August 31, 2010	22,727,912	22,728	5,720,423	—	(2,996,671)	890	2,747,370
October 18 to November 30, 2010 - issuance of common shares for cash at $0.50 per share	1,700,000	1,700	848,300	—	—	—	850,000
October 21, 2010 - Exercise of warrants issued in private placement for cash	120,000	120	29,880	—	—	—	30,000
September 20 - November 30, 2010 - Issuance of common stock for consulting at $0.25 per share	21,153	21	5,267	—	—	—	5,288
June 1, 2010 - Issuance of common stock for rent at $0.25 per share	144,000	144	35,856	—	—	—	36,000
September 27 - November 12, 2010 - Cashless exercise of warrants issued in consulting arrangements	139,564	140	(140)	—	—	—	—
November 27, 1010 - Convertible notes and accrued interest converted at $0.05 per share	2,220,000	2,220	108,780	—	—	—	111,000
November 30, 2010 - Exercise of warrant issued in connection with bridge loan	1,500,000	1,500	73,500	—	—	—	75,000
Stock based compensation	—	—	78,206	—	—	—	78,206
Comprehensive income (loss) - foreign currency translation	—	—	—	—	—	(6,418)	(6,418)
Net loss	—	—	—	—	(831,385)	—	(831,385)
Balance - November 30, 2010, (unaudited)	28,572,629	$28,573	$6,900,072	$—	$(3,828,056)	$(5,528)	$3,095,061

See accompanying notes to unaudited consolidated financial statements.

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			for the Period
			from
			May 3, 2006
	Three Months Ended		(Inception) to
	November 30,		November 30,
	2010	2009	2010

Cash Flows From Operating Activities
Net loss	$(831,385)	$(121,640)	$(3,828,056)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	3,263	230	7,875
Donated rent and services	—	—	3,000
Interest and financing fees, including discount accretion - non cash	136,934	—	1,213,509
Common stock issued for services	23,288	—	52,441
Property impairment	—	—	9,771
Stock based compensation	78,206	78,544	731,046
Net changes in noncash working capital items:
(Increase) - GST receivable	—	(22)	—
(Increase) decrease - Prepaid expenses	(25,303)	285	(46,126)
Increase (decrease) - Accounts payable	(16,003)	9,149	139,124
Increase (decrease) - Due to related parties	64,569	30,163	106,901
Net cash flows (used in) operating activities	(566,431)	(3,291)	(1,610,515)

Cash flows from investing activities
Purchase of equipment	(25,600)	(2,401)	(66,022)
Acquisition of mineral properties	(30,000)	—	(639,771)
Net cash flows (used in) investing activities	(55,600)	(2,401)	(705,793)

Cash flows from financing activities
Issuance of common shares for cash	955,000	—	2,789,200
Gross Proceeds of loan	—	—	19,500
Repayment of loan	(6,500)	—	(15,167)
Gross proceeds on bridge loan - related party	—	—	75,000
Convertible notes - related parties	—	—	100,000
Net cash flows provided by financing activities	948,500	—	2,968,533

Net increase (decrease) in cash	326,469	(5,692)	652,225

Cash - beginning of period	325,756	5,838	—

Cash - end of period	$652,225	$146	$652,225

Supplemental disclosures
Interest paid	$231	$—	$459
Taxes paid	—	—	—
Conversion of related party debt to shares and warrants	—	—	127,244
Conversion or related party convertible notes and accrued interest to shares	111,000	—	—
Mineral property costs acquired - For short term debt	—	—	1,100,000
Mineral property costs acquired - For long term debt, net of discount	—	—	3,576,170
Mineral property costs acquired - Fair value of common shares issued	—	—	2,120,000

See accompanying notes to unaudited consolidated financial statements.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
November 30, 2010

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company is in the exploration stage and has not generated revenues since inception.  The Company has incurred significant losses from inception through November 30, 2010 approximating $3,828,000 and has a working capital deficit of $377,000 at November 30, 2010, raising substantial doubt about the ability of the Company to continue as a going concern.  The continuation of the Company as a going concern is dependent upon its ability to obtain necessary financing to settle outstanding debts, fund ongoing operating losses and to determine the existence, discovery and successful exploitation of economically recoverable mineral reserves on its resource properties and ultimately on the attainment of future profitable operations.  The Company has received limited amounts of private equity and/or convertible debt financing and is currently offering Units of its equity securities (see Note 7e and 8) to certain current shareholders and new investors.  While the Company plans to raise funds on this private placement, and management believes it has made significant progress on its plan of operations, additional working capital and capital funds will be required to finance the Company’s operations until commercial operations commence and positive cash flow can be achieved.  Management believes that additional financing will be available on terms acceptable to the Company. However, there can be no assurance of this, nor that commercial operations will be reached.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been   omitted pursuant to such rules and regulations.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended August 31, 2010 included in the Company's annual report filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K which was filed with the SEC on December 13, 2010.  In the opinion of Management, all adjustments considered necessary for a fair presentation of the financial position, operating results and cash flows for the period presented, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended November 30, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011.

Summary of Significant Accounting Policies

a)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
November 30, 2010

NOTE 1 - Organization and Summary of Significant Accounting Policies, continued

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

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at November 30, 2010 are as follows:

Shares issuable upon exercise of warrants - July 2009 private placement	200,000
Shares issuable upon conversion of November 27, 2009 warrants – issued with convertible notes	2,000,000
Compensatory warrant exercisable for shares to CEO	1,100,000
Compensatory warrants exercisable for shares to principal shareholders	1,500,000
Compensatory warrant/options exercisable for shares - others	1,490,000
Bridge Loan – principal investor – shares issuable upon conversion of warrants	390,000
Shares issuable upon conversion of warrants issued in December 2009 private placement	545,000
Shares issuable upon conversion of warrants issued in April 2010 private placement	2,678,000
Shares issuable upon conversion of warrants issued in October 2010 private placement (on-going as of November 30, 2010)	1,700,000
Compensatory stock options and shares – employment agreements	500,000
Total	12,103,000

Certain warrants and options include cashless exercise provisions.

c)	Mineral Property Costs

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

The Company accounts for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As of November 30, 2010, the Company has not incurred any potential costs related to the retirement of mineral property interests since operation have not commenced.

d)    Reclamation and Remediation Costs (Asset Retirement Obligation)

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

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
November 30, 2010

NOTE 1 - Organization and Summary of Significant Accounting Policies, continued

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

e)	Foreign Currency Translation

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

f)	Fair Value of Financial Instruments

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

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
November 30, 2010

NOTE 1 - Organization and Summary of Significant Accounting Policies, continued

g)	Stock-Based Compensation

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

h)	Income Taxes

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

i)	Recent Accounting Pronouncements

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

In February 2010, the FASB issued ASC No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements”, which eliminates the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events.  ASC No. 2010-09 is effective for its fiscal quarter beginning after 15 December 2010.  The adoption of ASC No. 2010-06 is not expected to have a material impact on the Company’s consolidated financial statements

In February 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. ASU No. 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU No. 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. The adoption of ASC No. 2010-11 did not have a material impact on the Company’s consolidated financial statements.

Other recent pronouncements issued are not expected to have a material effect on the Company’s consolidated financial statements.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
November 30, 2010

NOTE 2 - Mineral Properties
(a)    On November 7, 2009, the Company entered into a Purchase Agreement (the “Agreement”) with Douglas Lake, for the right to acquire and develop a portion of Douglas Lake’s Mkuvia Gold Project. Pursuant to the terms of the Agreement, the Company acquired a seventy percent (70%) interest in 125 square kilometers of the 380 square kilometers Mkuvia Gold Project for total gross consideration of $3,000,000, payable over three years. In accordance with the terms of the Agreement, the Company initially paid $250,000, and upon satisfactory due diligence paid an additional $100,000. For financial reporting purposes, the transaction contemplated by the Agreement has an effective date of March 15, 2010.

Upon issuance and receipt of the first mining license, the Company will be required to make (i) an additional payment of $400,000 to Douglas Lake (this amount has been classified as a current liability in the accompanying balance sheet);  and (ii) three additional payments of $750,000 within 12, 24 months and 36 months of that date, respectively. The Company has the option to satisfy the final $750,000 payment, by issuing restricted shares of its common stock based upon the Volume Weighted Average Price (“VWAP”) for the 10 days immediately preceding the payment date.  For financial reporting purposes, the series of payments due after one year in the gross amount of $2,250,000 were recorded at their fair value of $1,694,042 determined utilizing a discount rate of 12% per annum.  Interest expense for the three months ended November 30, 2010 includes amortization of $53,951 of this debt discount, with a remaining balance at November 30, 2010 of $1,834,405.

Additionally, the Agreement provides that within 12 months of receipt of the initial mining license, the Company has the option to increase its interest to 75 percent of the 125 square kilometers by making an additional $1,000,000 payment to Douglas Lake.  In all cases, the original owner of the four prospecting licenses, Mr. Mkuvia Maita, retains a 3 percent Net Smelter Royalty as per the original agreement between Mr. Maita and Douglas Lake.

The Mkuvia Gold Project is located in the Liwale and Nachingwea Districts, Lindi Region of the United Republic of Tanzania.

(b)    On March 7, 2010, the Company entered into an agreement for the creation of a Tanzanian joint venture company (“RCRTz”) formed for the ownership and management of the 125 square kilometer Mkuvia Gold Project. The joint venture company is owned 70% by the Company, 25% by Douglas Lake and 5% by Mr. Maita Mkuvia (subject to conditions as described below), the original Prospecting License owner. The joint venture company was officially formed in Tanzania on May 21, 2010. RCRTz will be the operating company holding the mineral rights to the 125 square kilometers of land relating to Mkuvia Gold Project as well as the additional 255 sq km of the Mkuvia Gold Project acquired on June 16, 2010 as described below. A second Joint Venture Agreement (the “JVA”) was entered into by the parties with respect to the additional 255 sq km of the Mkuvia Gold Project whereby RCRTz assumed control of the permitting and licensing processes. The JVA provides that Mr. Mkuvia’s 5% interest shall vest when RCRTz obtains a mining license over a portion of the area covered by the Prospecting Licenses relating to the 380 sq km of the Project and a retention license over the balance for the area.

(c)    Effective on June 16, 2010, the Company acquired the exclusive mineral and mining rights to the remaining 255 square kilometers of the Mkuvia Gold Project in Tanzania from Douglas Lake. As consideration, the Company is required to pay Douglas Lake $6,000,000 over a three-year period in a combination of cash and common shares. The Company has paid $250,000 and issued 4,000,000 common shares of the Company with a fair market value of $2,120,000 at $0.53 per share (fair market value on date of issuance), which was due within 30 days of receipt of governmental Certificates of Acknowledgement. For contractual purposes these 4,000,000 shares had a value of $3,200,000, based upon a stated value of $0.80 per share. In addition $450,000 is due on June 1, 2011; $1,000,000 is due on June 1, 2012; and $1,000,000 is due on June 1 2013. An additional $100,000 due to Douglas Lake is being retained to satisfy Douglas Lake’s financial obligation to deliver an environmental study and an initial mining license. The Company has the option to satisfy the final $1,000,000 payment due on June 1, 2013 by issuing shares of its common stock based upon the Volume Weighted Average Price (“VWAP”) for the 20 days immediately preceding the payment date.  Scheduled cash payments can be accelerated in the event of future equity financing or obtaining additional mining licenses. The new Purchase Agreement also provides that the Company has the option to increase its interest from the current 70% to 75% of the Project by making an additional $1,000,000 payment to Douglas Lake. For financial reporting purposes, the series of future payments in the gross amount of $2,450,000 were recorded at their fair value of $1,882,127 (of which $398,565 was current as of the transaction date) determined utilizing a

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
November 30, 2010

NOTE 2 – Mineral Properties, continued

discount rate of 12% per annum resulting in a discount of $567,872. Interest expense for the three months ended November 30, 2010 includes amortization of $58,874 of this debt discount, resulting in a remaining net balance of these future payments as of November 30, 2010 of $2,001,861. As a result of the transactions above the Company owns 70% of the mineral and mining rights to the entire 380 sq km of the Mkuvia Gold Project, and has the option to increase its interest from 70% to 75% for $2,000,000.

(d)    On September  9, 2010, the Company signed an agreement with Carlos JK Kapinga (“CJKK”) (the property rights owner) and Magembe Cheyo (“MC”) (the introducing party), whereby the Company was granted the exclusive right for six months to acquire the mineral and mining rights to the 340 sq km Kapinga property for a fixed purchase price of $500,000. A non-refundable deposit of $30,000 (including fees) has been paid and is included in the accompanying balance sheet. Should the Company exercise its purchase option in the contractual  six month due diligence period ending March 9, 2011, the Kapinga Gold Property will be transferred on closing into a Tanzanian joint venture company, Ruby Creek Gold (Tanzania) Limited. The Company will own 87% of the joint venture,  CJKK 10% and MC 3%.  According to the terms of the agreement, if the Company exercises its right, a total of $230,000  will be due at that time.  The final $250,000 payment is due upon the issuance of the first mining license for the Kapinga Gold Property.  Payments can be made in cash, or at the option of CJKK, in common shares of the Company. MC received $10,000 upon execution and is entitled to (i) additional consideration of $20,000 and 25,000 common shares of the Company if the Company exercises its rights to acquire the property and (ii) $20,000 and 25,000 common shares of the Company upon issuance of a mining license.

Both the Kapinga Gold Project and the Company’s Mkuvia Gold Project are located in the Liwale and Nachingwea Districts, Lindi Region of the United Republic of Tanzania.

NOTE 3 - Bridge Loan

On December 22, 2009, the Company received $75,000 in proceeds of a bridge loan transaction (the “Bridge”) from a significant shareholder and special advisor (currently a director) (“Holder”).  The loan bears interest at the rate of 12% per annum.  The loan agreement grants the holder the right to convert any portion of the balance plus accrued interest into common shares of the Company at a price of $0.125 per share.  The original due date of the bridge of January 22, 2010 was extended several times by mutual consent, ultimately to March 23, 2010.  In consideration of the loan and these extensions, the Company agreed to additional consideration in the form of units of securities and additional warrants.  This additional consideration resulted in the issuance of an aggregate of 180,000 common shares and two year warrants to purchase an additional 390,000 common shares at $0.25 per share.  The fair value of this consideration of $61,300 was included in interest expense for the year ended August 31, 2010.  This amount consisted of fair value of the common shares ($31,500), and the fair value of the warrants ($29,800) based upon the Black-Scholes option pricing model.   On March 23, 2010, the Company defaulted on the payment of interest and principal on the bridge.  Upon occurrence of the default, the Holder converted the outstanding balance of the note ($75,000) and accrued interest ($2,244) into 1,544,877 shares of common stock of the Company at the contractual conversion price of $0.05 per share. In addition, as a result of this default, the Company was obligated to issue to the Holder, a two year warrant to purchase 1,500,000 common shares at an exercise price of $0.05 per share.  This default resulted in a financing charge of $787,369, comprised of $386,219 fair value of common shares issuable in excess of book value of liabilities and $401,150 fair value of the warrant, which recorded effective on the default date.  The Company estimated the fair value of the warrants using the Black-Scholes option pricing model with the following assumptions: an expected life of two years, a risk-free interest rate of 1.02%, a dividend rate of 0% and an expected volatility of 136%.

In November 2010, the Holder exercised his conversion rights to the 1,500,000 default warrant and the Company received $75,000 and issued 1,500,000 restricted common shares.

NOTE 4 -   Convertible Notes – Related Parties

On November 27, 2009, the Company issued two $50,000, 11% convertible notes for total proceeds of $100,000 to a significant shareholder and special advisor (currently a director) and to another significant shareholder.  These notes were due and payable on November 27, 2010.   In addition, each holder of the note received warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.05 for a term of three years.  The Company calculated an associated beneficial conversion feature and discount of $100,000 which amount was reflected as a discount of the face amount of these debentures on the date of the transaction.  The amount was determined using the relative fair value method.   The Company estimated the fair

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
November 30, 2010

NOTE 4 -   Convertible Notes – Related Parties, continued

value of the warrant using the Black-Scholes option pricing model with the following assumptions: an expected life of three years, a risk-free interest rate of 2.57%, a dividend rate of 0% and an expected volatility of 116%. This discount was amortized to interest expense over the term of the debentures, and was reflected as a non-cash charge in the accompanying financial statements of which $75,890 was amortized to interest expense in the year ended August 31, 2010 and $24,110 for the three months ended November 30, 2010.

On November 27, 2010, the holders of the convertible notes elected to convert these notes, plus an aggregate of $11,000 in interest earned, into 2,220,000 shares of common stock at the conversion price of $0.05 per common share.

NOTE 5 - Other Related Party Transactions

At November 30, 2010, the Company was indebted to its CEO in the amount of $12,901, including amounts due for accrued compensation.  At August 31, 2010, the Chief Executive Officer (“CEO”) was indebted to the Company in the amount of $39,668. This represents net amounts advanced for travel and mining related expenses to be incurred while in Tanzania.  During the year ended August 31, 2010, the CEO purchased 1,000,000 shares of common stock of the Company at $0.05 per share by applying $50,000 of his balance due from the Company on that date.  On September 1, 2009, the Company granted 1,100,000 compensation warrants to the CEO at an exercise price of $0.05 per share for a term of 5 years.  These options vested 25% every three months over a period of one year.  The Company estimated the fair value of these warrants to be $72,500 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of three years, a risk-free interest rate of 2.57%, a dividend yield of 0% and an expected volatility of 100%.  Stock-based compensation of $18,125 was recorded during the three months ended November 30, 2009 as management services (2010 - Nil).

At November 30, 2010 and August 31, 2010, respectively, $44,000 and $32,000 was owing to a significant shareholder and special advisor (currently a director) for consulting services.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 6 – Commitments and Contingencies

a)
On March 8, 2010, the Company was served with a Writ of Summons from its former general counsel, Lang Michener LLP of Vancouver, Canada, for the collection of its alleged uncollected fees in the amount of approximately $105,000.  On November 23, 2010, the parties settled this litigation and the Company paid approximately $75,000 in full satisfaction of the debt resulting in a gain of approximately $30,000. Mutual releases were exchanged.

b)
In April 2010, the Company entered into an arrangement with a company affiliated with a principal shareholder for the use of its office space and facilities in New York City for a one year period in the amount of $36,000. This obligation was satisfied by the issuance of 144,000 restricted common shares of the Company valued at $0.25 per share.  This amount is being recognized as rent expense in results of operations at the rate of $3,000 per month commencing in June 2010.

c)
On April 24, 2010, the Company entered into an Advisory Agreement.  The initial term of the agreement is for one year and is renewable for successive one-year periods on mutually acceptable terms. The Advisor may terminate this Agreement at any time by giving the other party ten business day’s prior written   notice of termination. The terms of the agreement provide that the Advisor will be available to provide advice on developing conditions in Tanzania as they pertain to establishing commercially viable mining operation on the Mkuvia Gold Project property or other properties of interest to the Company. Compensation is comprised of $6,000 and warrants to purchase 50,000 shares of the common stock of the Company at $0.35   per share vested upon execution; and $6,000 and warrants to purchase 50,000 shares of the common stock of the Company at $0.35 per share   payable   and vested on October 24, 2010. The warrants have a five year life and contain a cashless exercise provision. The Company estimated the fair value of the warrants granted upon execution to be $13,609 at the date of grant, using the Black-Scholes option pricing model with the following assumptions:  an expected life of two years, a risk-free interest rate of 1.68%, a dividend rate of 0% and an expected volatility of 139%.  Stock-based compensation of $13,609 was included in consulting services during the year ended August 31, 2010.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
November 30, 2010

NOTE 6 – Commitments and Contingencies, continued

d)
On May 15, 2010, the Company entered into a financial advisory and media services agreement for a six month period. The agreement is cancellable on 60 days written notice by either party and may be extended for an additional six months if mutually agreed by the parties. Compensation is comprised of £2,000 per month plus reimbursement of expenses and warrants to purchase 200,000 shares of the Company’s common stock at $0.35 per share, vesting 20% upon execution and 20% for each of the subsequent four quarters. These warrants have a two-year life and include a cashless exercise provision. The Company estimated the fair value of these warrants to be $64,684 at the date of grant (which is subject to re-measurement on each vesting date), using the Black-Scholes option pricing model with the following assumptions:  an expected life of two years, a risk-free interest rate of 1.28%, a dividend rate and forfeiture rate of 0%, and an expected volatility of 139%.  Stock-based compensation of $11,949 was recorded as consulting services for the three months ended November 30, 2010 (2009: nil).

e)
Effective June 4, 2010, the Company entered into an Advisory Agreement with Mr. Mkuvia Maita (“Advisor”), the original owner of the prospecting licenses of the Mkuvia Gold Project. The initial term of the agreement is for a three year period. The Advisor or the Company may terminate this Agreement at any time by giving the other party ninety (90) days prior written notice of termination.  This Agreement may be renewed for successive one-year periods on mutually acceptable terms. Compensation is comprised of $1,000 for each Director’s meeting the Advisor attends and 300,000 shares of common shares of stock of the Company as follows: 50,000 shares vested upon signing, 75,000 shares issuable on June 4, 2011; 75,000 shares issuable on June 4, 2012 and 100,000 shares on June 4, 2013. In the year ended August 31, 2010, the Company recognized $2,000 in fees paid and $19,500 in stock based compensation relating to the 50,000 shares issued (Nil in the three months ended November 30, 2010).

f)
On December 4, 2010, effective July 28, 2010, the Company entered into an employment agreement with a Director of Corporate Communications, Strategic and Technical Advisor. The term of the agreement is two years, automatically renewable for successive one year terms unless terminated by either party on 60 days advance notice. The contractual annual salary is $93,600 plus bonuses at the discretion of the Board of Directors. The employee is entitled to 200,000 common shares of the Company, 100,000 vesting on commencement, and 100,000 vesting six months thereafter. In addition, the employee was granted non-qualified stock options to purchase 300,000 shares of common stock, which shall vest at the rate of 37,500 options per quarter from the effective date. The options granted are exercisable at $0.60 per share and have a five year life. Notwithstanding the vesting provision, all options shall become fully vested in the event of a change in control, as defined in the agreement.  The Company estimated the fair value of the stock options to be $132,522 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of five years, risk-free interest rate of 0.61%, a dividend and forfeiture rate of 0% and a volatility of 143.7%.  The amount is being amortized ratably over the initial expected two years term of service. Stock based compensation in the amount of $22,087 with respect to the stock options and $16,667 with respect to the amortization of the fair value of the shares granted are included in results of operations for the three months ended November 30, 2010.

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

c)    On January 29, 2010, the Company entered into an agreement with a consultant to assist management on a part time basis in the role of interim chief financial officer (“Consultant”) for a six-month period which commenced on February 1, 2010.  Compensation for these services

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
November 30, 2010

NOTE 7 -   Common Stock, continued

is at the rate of $6,500 per month for half-time services (plus additional compensation for additional services), 60,000 shares of common stock, plus a signing bonus of 50,000 shares of common stock, (which shares had a combined fair market value of $22,000 at the date of grant).  The fair value of these issuances was expensed ratably over the period of service.

The arrangement has been continued on a month-to month basis and approximately $46,500 is included in management services for the three months ended November 30, 2010.

d)    During the period from April 3, 2010 through August 26, 2010, the Company conducted an offering of equity securities pursuant to Rule 506 of Regulation D and Regulation S. The Company sold 5,356,000 Units at a price of $0.25 per Unit for a total of $1,339,000. Each Unit consisted of one common share and one warrant. Two warrants are required to buy one common share at a price of $0.50 per share for a period of up to two years. The Company estimated the fair value of these warrants to be approximately $1,126,000 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of two years, risk-free interest rate ranging from 0.50%1.18%, a dividend rate and forfeiture rate of 0% and an expected range of volatility from 139.7% to 144.6%. This amount is reflected as a component of additional paid-in capital.

e)    On October 18, 2010, the Company commenced an offering of its equity securities pursuant to Rule 506 of Regulation D and Regulation S.  Through November 30, 2010, the Company received $850,000 in proceeds for the sale of 1,700,000 Units at a price of $0.50 per Unit.  Each Unit consists of one common share and one common stock purchase warrant. One warrant is required to buy one common share, or an aggregate of 1,700,000 common shares, at a price of $1.00 per share exercisable for a period of up to two years. The Company estimated the fair value of these warrants to be approximately $725,000 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of two years, risk-free interest rate ranging from 0.34% to 0.52%, a dividend rate and forfeiture rate of 0% and an expected range of volatility from 144.3% to 144.9%. This amount is reflected as a component of additional paid-in capital.

f)    As more fully described in Note 6f, on December 4, 2010, an employee was granted 200,000 shares of restricted common stock pursuant to an employment agreement effective July 28, 2010.

Stock Options and Warrants

On October 15, 2009, the Company granted 150,000 stock options to a consultant at an exercise price of $0.05 per share for a term of 5 years.  These options vest 25% every three months over a period of one year.  The Company estimated the fair value of these options that vested to be $18,369  using the Black-Scholes option pricing model with the following assumptions: an initial expected life of three years, a risk-free interest rate of 0..46% to 2.57%, a dividend rate of 0% and an expected volatility of 104% to 121%.  The remainder of stock-based compensation for these options of $18,369 was recorded as consulting fees during the three months ended November 30, 2010.

On November 1, 2009, the Company granted 150,000 stock options to a consultant at an exercise price of $0.05 per share for a term of 5 years.  These options vest 25% every three months over a period of one year.  The Company estimated the fair value of these options that vested to be $18,369 using the Black-Scholes option pricing model with the following assumptions: an expected initial life of three years, a risk-free interest rate of .46% to 2.57%, a dividend rate of 0% and an expected volatility of 103% to 121%. The remainder of stock-based compensation for these options of $18,369 was recorded as consulting fees during the three months ended November 30, 2010.

On January 20, 2010, the Company granted 40,000 stock options to a consultant at an exercise price of $0.05 per share for a term of 5 years.  These options vest 25% every three months over a period of one year.  The Company estimated the fair value of these options that vested to be $7,431 using the Black-Scholes option pricing model with the following assumptions: an expected initial life of three years, a risk-free interest rate of ..095% to 2.57%, a dividend rate of 0% and an expected volatility of 117% to 121%.  Stock-based compensation of $7,431 was recorded as consulting fees during the three months ended November 30, 2010 and the remainder will be recorded over the term of vesting.

On May 15, 2010, the Company granted 200,000 stock options to a consultant at an exercise price of $0.35 per share for a term of two years. These options vest 20% on grant and 20% every three months over a period of one year. The Company estimated the fair value of the options that vested to be $11,949 using the Black-Scholes option pricing model with the following assumptions: an expected life of two years, a risk-free interest rate of 1.28%, a dividend rate of 0% and an expected volatility of 139%. Stock-based compensation of $11,949 was recorded as consulting fees during the three months ended November 30, 2010 and the remainder will be recorded over the term of vesting.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
November 30, 2010

NOTE 7 -   Common Stock, continued

As more fully described in Note 6f, effective on July 28, 2010, an employee was granted non-qualified stock options to purchase 300,000 shares of common stock.

In August 2010, the holder of 112,500 vested compensatory stock options, issued at $0.05 per share, exercised a cashless exercise provision included in the agreement and received 101,427 common shares. The total intrinsic value of these options exercised at August 31, 2010 was $54,000.

On October 21, 2010  240,000 warrants issued in a private placements were exercised to acquire 120,000 shares for net proceeds of $30,000.

NOTE 8 - Subsequent Events

a)
Subsequent to November 30, 2010 and through January 11, 2011, the Company received proceeds of $462,000 for 924,000 Units in the private placement which began on October 18, 2010 (see Note 7e) for an aggregate of 924,000 common shares and warrants to purchase 924,000 shares at $1.00 per share.

b)
Effective January 12, 2011, the Company entered into two transactions with Gold Standard Ltd, a private limited liability Cayman Islands Company and Gold Standard Tanzania Ltd, a private limited liability Tanzanian Company.  The first is for the purchase of a 95% controlling interest of Gold Standard Tanzania Ltd. whose assets include a 25-year, 10 square kilometer mining license issued in September 2010, two Prospecting License Joint Ventures of 50 (inclusive of the mining license) and 89 square kilometers, respectively, a Regional Environmental Report on the combined 139 square kilometer property and an established mining camp. The aggregate purchase price of $2,085,000 is comprised of $50,000 due contract (paid), $450,000 on closing, the issuance of a $1 million 8% convertible debenture due in 18 months plus the assumption of $585,000 in liabilities. The property is immediately adjacent to and on the west-northwest border of the Company’s Gold Plateau Project, Mkuvia 1 Property, acquired in November 2009. The second is for the purchase of mining equipment located both on-site and in Dar es Salaam.  This equipment includes excavators, dump trucks, loaders, bulldozers, supply and support vehicles, and other mining equipment. The aggregate purchase price of $1.5 million is comprised of $50,000 due contract (paid), $450,000 on closing and the issuance of a $1 million 8% convertible debenture due in 18 months.

The convertible debentures are payable in three equal payments which are due six, twelve an eighteen months after closing, plus accrued interest on the declining balance. The holders may elect to receive in payment of any portion of interest and/or principal in restricted common shares of the Company with a stated value of $0.50 per share.

The transaction is subject to satisfactory completion of due diligence procedures and is scheduled to close no later than 90 days after the contract dates.

c)
Subsequent to November 30, 2010, three holders of an aggregate of 270,000 warrants issued in the private placement described in Note 7 above exercised their rights to purchase 135,000 shares of common stock for which the Company received $33,750.

The Company evaluated subsequent events through the financial statement filing date.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
November 30, 2010

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

The following discussion of our plan of operations, results of operations and financial condition for the comparative three-month period ended November 30, 2010 should be read in conjunction with our unaudited interim financial statements and related notes for the comparative three month periods ended November 30, 2010 included in this quarterly report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, some of which are outside our control.

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

Due to our lack of operating history and lack of operating revenues, uncertainty on the availability of adequate financial resources to support operations and to fund future payment obligations associated with the acquisitions of the Mkuvia Gold Project and the Kapinga Gold Property and, there exists substantial doubt about our ability to continue as a going concern. Even if we (i) complete our current exploration and test mining program related to the Mkuvia Gold Project, (ii) consummate the Kapinga transaction and secure our first mining license and (iii) we are successful in identifying mineral deposits, we will have to spend substantial funds on further drilling and engineering studies, mining equipment and/or contractors before we will know if we have a commercially viable mineral deposit or reserve. Our plan of operations for the next twelve months is to obtain the funding necessary for the continued exploration and development of the Mkuvia Gold Project and other potential exploration properties.

Liquidity and Financial Condition

At November 30, 2010, we had cash of approximately $652,000 and a working capital deficit of approximately $377,000, including a current liability approximating $924,000 to Douglas Lake Minerals (see Note 2).  In addition to working capital requirements, our need for liquidity includes payment obligations remaining under our Mkuvia Gold Property and other property purchases. With respect to the 125 Sq Km Mkuvia Property rights acquisition, the Company will be required to make (i) a payment of $400,000 to Douglas Lake Minerals upon the issuance of the initial mining license which is anticipated to occur in the first half of fiscal 2011; and (ii) three additional payments of $750,000 within 12, 24 months and 36 months of that date.  The Company has the option to satisfy the final $750,000 payment (which would be due on September, 2013, should the mining license be issued in September 2010) by issuing shares of its common stock based upon the Volume Weighted Average Price (“VWAP”) for the 10 days immediately preceding the payment date.  In connection with the acquisition of the rights to the 225 sq km of the Mkuvia Gold Project on June 16, 2010 we have remaining obligations to pay $450,000 on June 1, 2011; $1,000,000 on June 1, 2012; and $1,000,000 on June 1 2013. The Company has the option to satisfy the final $1,000,000 payment due on June 1, 2013, by issuing shares of its common stock based upon the Volume Weighted Average Price (“VWAP”) for the 20 days immediately preceding the payment date. Complete details of these agreements are included elsewhere in this document. The Purchase Agreements also provide us with the option to increase our interest from the current 70% to 75% of the Project by making an aggregate payment of an additional $2,000,000 to Douglas Lake. Therefore, in total with respect to the entire 380 sq km of the Project, we have the option to increase our interest from 70% to 75% for $2,000,000. The convertible debentures are payable in three equal payments due six, twelve an eighteen months after closing,  plus accrued interest on the declining balance. The holders may elect to receive in payment of any portion of interest and/or principal restricted common shares of the Company valued at $0.50 per share.

The transaction is subject to satisfactory completion of due diligence procedures and is scheduled to close no later than 90 days after the contract dates.

Upon consummation of the Kapinga Gold Property transaction, we will require an additional $225,000 on closing which is scheduled to occur no later than March 2011. An additional $250,000 payment is due on obtaining the first mining license for this property. The seller has the option to elect payment in common shares of the Company or cash.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
November 30, 2010

On January 12, 2011, we entered into agreements to acquire from Gold Standard Ltd, a private limited liability Cayman Islands Company and Gold Standard Tanzania Ltd, (“GSTZ”) a private limited liability Tanzanian Company, a 95% controlling interest of Gold Standard Tanzania Ltd.  and mining equipment located both on-site and in Dar es Salaam.  GSTZ’s assets include a 25-year, 10 square kilometer mining license issued in September 2010, two Prospecting License Joint Ventures of 50 (inclusive of the mining license) and 89 square kilometers, respectively, a Regional Environmental Report on the combined 139 square kilometer property and an established mining camp. The closing of the transaction is subject to satisfactory completion of due diligence procedures and is scheduled to close no later than April 2011. The aggregate purchase price of $3,585,000 is comprised of $100,000 due contract (paid), $900,000 on closing, the issuance of a $2 million in the form of 8% convertible debentures due in 18 months, plus the assumption of $585,000 in liabilities. The holders may elect to receive in payment of any portion of interest and/or principal restricted common shares of the Company valued at $0.50 per share.

In fiscal 2010 and through January 14, 2011, we received additional funding as follows:

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

On October 18, 2010, we commenced another offering of our equity securities pursuant to Rule 506 of Regulation D and Regulation S for up to $3,000,000 consisting of 6,000,000 million units.  Through January 14, 2011, the Company has received $1,312,000 in proceeds for the sale of 2,624,000 Units at a price of $0.50 per Unit. Each Unit consists of one common share and one common stock purchase warrant.  One warrant is required to buy one common share at a price of $1.00 per share exercisable for a period of up to two years. This offering is continuing and we anticipate, but cannot guarantee, that we will be receiving additional funds.

On November 27, 2010, the holders of our 11% convertible debentures and accrued interest in the aggregate amount of $111,000 elected to convert these securities into 2,220,000 common shares, extinguishing this obligation.

In the period from September 1, 2010 through December 31, 2010, three holders of an aggregate of 450,000 warrants, issued in the private placement described in Note 7b to the Notes to the Unaudited Consolidated Financial Statements, exercised their right to purchase 225,000 shares of common stock for which we received $56,250.

In November, 2010, the holder of a 1,500,000 common share default warrant issued in connection with a $75,000 bridge loan (which itself was converted in March 2010) exercised this warrant, for which we received proceeds of $75,000.

Future Financings

We anticipate that any future additional funding will be in the form of equity financing from the sale of our common stock or other securities convertible into our common stock. In addition to equity and equity related financing sources, we believe that debt financing may be a viable alternative for funding additional phases of exploration.  However, while management believes that it will be successful, there can be no assurance that any potential subsequent financings will be, or that any funds raised will be sufficient for us to conduct and sustain our operations, fund our obligations under property acquisition agreements and pay our expenses for the next twelve months. In the absence of such financing, we will not be able to continue exploration of our joint venture prospecting licenses for the Mkuvia Gold Mining Project, the Kapinga Gold Project or the Gold Standard prospects and our business plan could fail.  Even if we are successful in obtaining debt or equity financing to fund our various acquisition and exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of any prospecting licenses we presently have or that we may acquire or that the any project will yield commercially viable levels of minerals.  If we do not continue to obtain additional financing, we will be forced to abandon our plan of operations.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
November 30, 2010

Results of Operations for the year three months ended November 30, 2010.

Mining exploration and preoperating costs

In the three months ended November 30, 2010, we incurred approximately $278,000 in mining exploration and preoperating costs as compared to $0 in the comparable period of the preceding year. These costs include the establishment of base camp operations on the Mkuvia, housing facilities, salaries of full time and part time personnel, security personnel, operating personnel and equipment related costs of test mining activities; and administrative office and personnel costs of Dar es Salaam office. It is expected that these costs will increase in future quarters as operations expand.

Consulting Services

In the three months ended November 30, 2010, we incurred approximately $93,000 in consulting costs as compared to $65,000 in comparable period of the preceding year. We are incurring fees for board level advisory and members to assist us in operations in Tanzania and in support of board of directors and financing activities and strategies, and other legal and administrative support. Of the total amount incurred, approximately $34,000 was in payments requiring cash, and $59,000 was in stock based compensation.

Interest and Financing Fees

In the three months ended November 30, 2010, we incurred approximately $140,000 of interest and financing fees as compared to $0 in the comparable period of the preceding year. Approximately $137,000 were non-cash financing costs related to the fair value of derivative instruments issued in connection with the 11% convertible debentures ($24,000) and the amortization of debt discount related to the amounts due Douglas Lake minerals ($113,000).

Management Services

In the three months ended November 30, 2010, we incurred approximately $139,000 for the cost of management services as compared to $42,000 in the comparable period of the preceding year. The increase reflects the full time services of our CEO in the current period as compared to the preceding year’s comparable period, the retention of a CFO on February 1, 2010 and of a director of corporate communications in July 2010. For the three month period ended November 30, 2010, $39,000 represents stock based compensation comprised of the fair value of compensation warrants and common share issuances earned in 2010.  Approximately $21,000 in non-cash compensation was incurred in the preceding year.

Office and General, Professional Fees, and Shareholder Relations

In the three months ended November 30, 2010, we incurred approximately $162,000 (excluding costs related to mining operations) of these costs as compared to $14,000 in the comparable period of the preceding year. These expenses increased in a manner consistent with the increased complexity and scope or operations of the company, including the retention of investor relations firms to enhance our profile in the public markets, travel and related costs arising from attendance at various industry and investor conferences, directors and officers insurance and additional support staff and facilities costs.

Net Loss

We had a net loss of approximately $831,000 for the three month period ended November 30, 2010 as compared to a net loss of approximately $122,000 for the comparable period of the preceding year.  Our net loss from inception of the Company on May 3, 2006 until November 30, 2010 was approximately 3,828,000. Our net loss for the three months ended November 30, 2010 is attributable to the execution of our business plan to become a producing company.  For the three months ended November 30, 2010, stock based compensation approximated $78,000, the value of shares issued for services approximated $5,000 and non-cash financing costs approximated $137,000 for an aggregate of $220,000 in non-cash cost included in results of operations.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
November 30, 2010

Going Concern

We are in the exploration stage and have not generated revenues since inception.  We have incurred significant losses to date and further losses are anticipated raising substantial doubt about the ability of our Company to continue operating as a going concern.  The continuation of our Company as a going concern is dependent upon our ability to obtain necessary equity financing to continue operations, meet the Douglas Lake and other obligations and to determine the existence, discovery and successful exploitation of economically recoverable reserves on our resource properties and ultimately on the attainment of future profitable operations. Since inception to November 30, 2010, we had accumulated losses of $3,828,000.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
November 30, 2010

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to certain material weaknesses in our internal control over interim financial reporting as of November 30, 2010, as described in our management’s report on internal control over financial reporting included in our annual report on Form 10-K for our fiscal year ended August 31, 2010, which deficiencies have not been remedied as of November 30, 2010.

Changes in Internal Control over Financial Reporting

Effective February 1, 2010, the Company has retained an interim CFO and it is believed his participation has strengthened internal controls, and certain new controls have been installed or are in the process of being implemented.  We believe that this did and will continue to improve and strengthen our internal controls over financial reporting.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
November 30, 2010

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 8, 2010, the Company was served with a Writ of Summons from its former general counsel, Lang Michener LLP of Vancouver, Canada, for the collection of its alleged uncollected fees in the amount of approximately US$115,000, including claimed interest.  On November 23, 2010, the parties settled this litigation and the Company paid approximately $75,000 in full satisfaction. Mutual releases were exchanged.

Item 2. Unregistered Sales of Equity Securities

On July 20, 2009, the Company issued 400,000 restricted shares of common stock at a price of $0.05 per share for proceeds of $20,000.  As part of this private placement, the Company issued 200,000 share purchase warrants to purchase. Each warrant is exercisable to purchase one share of common stock at $0.05 for a period five years.  The fair value of these share purchase warrants using a risk-free rate of 2.57% and a volatility of 99% was $17,492 or $0.09 per warrant.  The shares were issued to David Bukzin and Double Trouble Productions, LLC.

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

On November 27, 2009, the Company entered into two convertible note agreements to issue two 1 year, $50,000, 11% convertible notes for total proceeds of $100,000.  Each note is convertible, in part or in full, into the Company’s common stock at an exercise price of $0.05 per common share, and interest is to be paid quarterly.  In addition, each holder of the note received warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.05 for a term of three years.  The proceeds of these notes were received December 3, 2009 and used to make the first $100,000 installment in the Mkuvia Gold Project Joint Venture Agreement described above. On November 27, 2010, the holders of the convertible notes elected to convert these notes, plus an aggregate of $11,000 in interest earned, into 2,220,000 shares of common shares at the conversion price of $0.05 per common share.

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

Pursuant to a Form D filed with the Securities and Exchange Commission for the sale of units consisting of one share and one warrant, between April 3, 2010 and August 26, 2010 the Company sold a total of 5,356,000 units to 58 investors and received proceeds of $1,339,000. Each unit consists of one share of restricted common stock at a price of $0.25 per share and one warrant. Two warrants are required to purchase one share of stock for $.50 per share, and each warrant has a two year life.  The shares issued to these investors were not registered under the Securities update.

On January 12, 2011 the Company filed an Amended Form D with the Securities and Exchange Commission for the sale of units consisting of one share and one warrant. Each unit consists of one share of restricted common stock at a price of $0.50 per share and one warrant. One warrant is required to purchase one share of stock at a price of $1.00 per share.  Each warrant is exercisable for a period of two years.  Shares acquired by these investors are not registered under the Securities Act. The Amended Form D filed January 12, 2011 updated  a previous formed D filed October 26, 2010 and an Amended Form D filed November 26, 2010. Through January 14, 2010, the Company has sold a total of 2,624,000 units to 64 individuals and has received proceeds of $1,312,000.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
November 30, 2010

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

RUBY CREEK RESOURCES, INC.

/s/ Robert Slavik
Robert Slavik
President, Chief Executive Officer, Director.

Dated: January 18, 2011

/s/ Myron Landin
Myron Landin, CPA
Chief Financial Officer

Dated: January 18, 2011