Form 10-Q
period 2011-02-28
Ruby Creek Resources, Inc.
filed 2011-04-13
CIK 1379810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,482,941 shares of common stock as of March 31, 2011.

RUBY CREEK RESOURCES, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended February 28, 2011

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended February 28, 2011 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

Ruby Creek Resources, Inc.

Table of Contents

February 28, 2011

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets – February 28, 2011 (Unaudited) and August 31, 2010	4
	Consolidated Statements of Operations	5
	Consolidated Statement of Stockholders’ Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	8-17
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4T.	Controls and Procedures	21

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	22
Item 2.	Unregistered Sales of Equity Securities	22
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
Signatures		23

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	February 28,	August 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,315,329	$325,756
Due from related party	-	7,668
Prepaid expenses and other current assets	68,751	42,824
Total current assets	1,384,080	376,248

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$13,634 and $4,614, respectively	172,498	35,808

MINERAL PROPERTIES	6,907,203	6,796,170

TOTAL ASSETS	$8,463,781	$7,208,226

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$108,095	$142,342
Accrued interest	-	8,350
Installment loan payable	-	10,833
Convertible notes - related parties, net of discount	-	75,890
Due to Douglas Lake Minerals, net of discount	936,765	911,453
Due to related parties	75,088	-
Total current liabilities	1,119,948	1,148,868

LONG-TERM LIABILITIES
Due to Douglas Lake Minerals, net of discount	3,515,743	3,311,988
	4,635,691	4,460,856
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY
Common stock, 500,000,000 shares authorized, par value $0.001;
32,282,942 and 22,727,912 shares issued and outstanding, respectively	32,283	22,728
Additional paid-in capital	8,589,632	5,720,423
Deferred compensation expense	(70,833)	-
Comprehensive income from foreign currency translation	101	890
Deficit accumulated during the exploration stage	(4,723,093)	(2,996,671)

Total Stockholders' Equity	3,828,090	2,747,370

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,463,781	$7,208,226

See accompanying notes to  unaudited consolidated financial statements.

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative
					for the Period
					from
	Three Months Ended		Six Months Ended		May 3, 2006
	February 28,		February 28,		(Inception) to
					February 28,
	2011	2010	2011	2010	2011

EXPENSES
Mining exploration and preoperating costs	$342,800	$-	$574,030	$-	$699,828
Consulting services	99,873	88,173	192,807	153,387	879,214
Depreciation	5,757	318	9,020	548	13,634
Interest and financing fees	116,356	91,259	256,113	91,259	1,341,263
Management services	119,148	38,125	257,802	80,405	572,091
Office and general	135,963	38,220	292,749	50,292	553,096
Professional fees	52,130	21,806	68,908	23,275	472,805
Property impairment and disposed mineral property costs	-	-	-	-	49,617
Shareholder and investor relations	23,009	(375)	74,993	-	141,545

Total expenses	895,037	281,957	1,726,422	403,597	4,723,093

NET LOSS	$(895,037)	$(281,957)	$(1,726,422)	$(403,597)	$(4,723,093)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.03)	$(0.03)	$(0.06)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	30,115,445	11,052,618	26,744,027	9,958,592

See accompanying notes to unaudited consolidated financial statements.

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity

From May 3, 2006 (Date of Inception) to February 28, 2011

	Common Stock		Additional Paid-	Deferred Compensation	Deficit Accumulated During Exploration	Comprehensive Income (Loss) from Foreign Exchange	Total Stockholders'
	Shares	Amount	in Capital	Expense	Stage	Translation	Equity

Balance - May 3, 2006 (Date of Inception)	-	$-	$-	$-	$-	$-	$-
August 31, 2006 - issuance of common shares for cash at $0.01 per share	4,500,000	4,500	40,500	-	-	-	45,000
August 31, 2006 - issuance of common shares for cash at $0.05 per share	2,970,000	2,970	145,530	-	-	-	148,500
August 31, 2006 - issuance of common shares for cash at $0.10 per share	867,000	867	80,833	-	-	-	81,700
August 31, 2006 - donated rent and management services	-	-	3,000	-	-	-	3,000
Net loss	-	-	-	-	(19,696)	-	(19,696)
Balance - August 31, 2006	8,337,000	8,337	269,863	-	(19,696)	-	258,504
September 5, 2006 - cash received for stock subscription	-	-	5,000		-	-	5,000
Net loss	-	-	-	-	(127,497)	-	(127,497)
Balance - August 31, 2007	8,337,000	8,337	274,863	-	(147,193)	-	136,007
Net loss	-	-	-	-	(96,974)	-	(96,974)
Balance - August 31, 2008	8,337,000	8,337	274,863	-	(244,167)	-	39,033
July 23. 2009 - issuance of common shares for cash at $0.05 per share	400,000	400	14,600	-	-	-	15,000
Stock based compensation	-	-	24,547	-	-	-	24,547
Net loss	-	-	-	-	(207,877)	-	(207,877)
Balance - August 31, 2009	8,737,000	8,737	314,010	-	(452,044)	-	(129,297)
November 6, 2009 - issuance of common shares for related party debt at $0.05 per share	1,000,000	1,000	49,000	-	-	-	50,000
December 24, 2009 to February 19, 2010 - issuance of common shares for cash at $0.125 per share	1,600,000	1,600	198,400	-	-	-	200,000
February 1, 2010 - issuance of common shares for services at $0.20 per share	110,000	110	21,890	-	-	-	22,000
December 22, 2009 to January 22, 2010 - issuance of common shares and warrants for finance fee	180,000	180	61,120	-	-	-	61,300
Fair value - beneficial conversion feature, warrants and discount - issuance of 11% convertible notes	-	-	100,000	-	-	-	100,000
March 3, 2010 - issuance of common shares for finance fee @ $0.25 per share	10,000	10	2,490	-	-	-	2,500
March 23, 2010 - issuance of common shares for bridge loan default conversion at $.05 per share	1,544,877	1,545	75,699	-	-	-	77,244
March 23, 2010 - fair value of warrants on default of bridge loan	-	-	787,369	-	-	-	787,369
June 4, 2010 - issuance of common stock for consulting services at $0.35 per share	50,000	50	19,450	-	-	-	19,500
June 30, 2010 - Issuance of common stock for IT services at $0.25 per share	8,608	9	2,143	-	-	-	2,152
July 26, 2010 - Issuance of common stock employment fee expense	30,000	30	7,470	-	-	-	7,500
April 3, 2010 to August 26, 2010 - issuance of common shares for cash at $0.25 per share	5,356,000	5,356	1,333,644	-	-	-	1,339,000
August 16, 2010 - Issuance of common stock , cashless warrant exercise and adjustment	101,427	101	3,445	-	-	-	3,546
August 27, 2010 - Issuance of common stock for mineral property	4,000,000	4,000	2,116,000	-	-	-	2,120,000
Stock based compensation	-	-	628,293	-	-	-	628,293
Comprehensive income (loss) - foreign exchange translation	-	-	-	-	-	890	890
Net loss	-	-	-	-	(2,544,627)	-	(2,544,627)
Balance - August 31, 2010	22,727,912	22,728	5,720,423	-	(2,996,671)	890	2,747,370
October 18, 2010 to February 23, 2011 - issuance of common shares for cash at $0.50 per share	4,650,000	4,650	2,320,350	-	-	-	2,325,000
Exercise of warrants issued in private placements for cash at $0.25 per share	255,000	255	63,495	-	-	-	63,750
Issuance of common stock for services at $0.20 - $0.25 per share	265,470	265	61,515	-	-	-	61,780
Issuance of common stock in connection with employment agreement at $0.50 per share	200,000	200	99,800	(83,333)	-	-	16,667
Cashless exercise of warrants issued in consulting arrangements	464,560	465	(465)	-	-	-	-
Convertible notes - related parties and accrued interest converted at $0.05 per share	2,220,000	2,220	108,780	-	-	-	111,000
Exercise of warrant issued in connection with bridge loan default at $0.05 per share	1,500,000	1,500	73,500	-	-	-	75,000
Amortization of deferred compensation expense	-	-	-	12,500	-	-	12,500
Stock based compensation	-	-	142,234	-	-	-	142,234
Comprehensive income (loss) - foreign exchange translation	-	-	-	-	-	(789)	(789)
Net loss	-	-	-	-	(1,726,422)	-	(1,726,422)
Balance - February 28, 2011, (unaudited)	32,282,942	$32,283	$8,589,632	$(70,833)	$(4,723,093)	$101	$3,828,090

See accompanying notes to unaudited consolidated financial statments.

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative
			for the Period
			from
			May 3, 2006
	Six Months Ended		(Inception) to
	February 28		February,
	2011	2010	2011

Cash Flows From Operating Activities
Net loss	$(1,726,422)	$(403,597)	$(4,723,093)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	9,020	548	13,632
Donated services	-	-	3,000
Interest and financing fees, including discount accretion - non cash	253,177	90,459	1,329,751
Common stock issued for services	25,781	-	54,933
Property impairment	-	-	9,771
Stock based compensation	142,234	156,050	795,074
Net changes in noncash working capital items:
Decrease - GST receivable	-	371	-
(Increase) decrease - Prepaid expenses	10,072	(3,800)	(10,751)
Increase (decrease) - Accounts payable	(3,217)	7,612	151,913
Increase (decrease) - Due to/from related parties	82,756	33,577	125,088
Net cash flows (used in) operating activities	(1,206,599)	(118,780)	(2,250,682)

Cash flows from investing activities
Purchase of equipment	(145,710)	(4,154)	(186,132)
Payments - mineral properties and deposits	(111,035)	(250,000)	(720,806)
Net cash flows (used in) investing activities	(256,745)	(254,154)	(906,938)

Cash flows from financing activities
Issuance of common shares for cash	2,463,750	200,000	4,297,950
Installment loan	-	-	19,500
Payments - installment loan	(10,833)	-	(19,500)
Bridge loan - related party	-	75,000	75,000
Convertible notes - related parties	-	100,000	100,000
Net cash flows provided by financing activities	2,452,917	375,000	4,472,950

Net increase in cash	989,573	2,066	1,315,329

Cash - beginning of period	325,756	5,838	-

Cash - end of period	$1,315,329	$7,904	$1,315,329

Supplemental disclosures
Interest paid	$289	$-	$517
Taxes paid	-	-	-
Conversion of related party debt to shares and warrants	-	-	127,244
Conversion of related party convertible notes and accrued interest to common shares	111,000	-	-
Mineral property costs acquired - short-term	-	-	400,000
Mineral property costs acquired - long-term, net of discount	-	-	3,576,170
Mineral property costs acquired - Fair value of common shares issued	-	-	2,120,000

See accompanying notes to unaudited consolidated financial statements.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
February 28, 2011

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company is in the exploration stage and has not generated revenues since inception.  The Company has incurred significant losses from inception through February 28, 2011 of approximately $4,723,000 raising substantial doubt about the ability of the Company to continue as a going concern.  The continuation of the Company as a going concern is dependent upon its ability to obtain necessary financing to settle outstanding debts, fund ongoing operating losses and to determine the existence, discovery and successful exploitation of economically recoverable mineral reserves on its resource properties and ultimately on the attainment of future profitable operations.  The Company has received limited amounts of private equity and/or convertible debt financing and is currently offering Units of its equity securities (see Notes 7 and 8). While the Company plans to raise funds on this private placement, and management believes it has made significant progress on its plan of operations, additional working capital and capital funds will be required to finance the Company’s operations until commercial operations commence and positive cash flow can be achieved.  Management believes that additional financing will be available on terms acceptable to the Company. However, there can be no assurance of this, nor that commercial operations will be reached.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been   omitted pursuant to such rules and regulations.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended August 31, 2010 included in the Company's annual report filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K which was filed with the SEC on December 13, 2010.  In the opinion of Management, all adjustments considered necessary for a fair presentation of the financial position, operating results and cash flows for the period presented, consisting solely of normal recurring adjustments, have been made.  Operating results for the six months ended February 28, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011.

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

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
February 28, 2011

NOTE 1 - Organization and Summary of Significant Accounting Policies, continued

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

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at February 28, 2011 are as follows:

Shares issuable upon exercise of warrants - July 2009 private placement	200,000
Shares issuable upon conversion of November 27, 2009 warrants – issued with convertible notes	2,000,000
Compensatory warrant exercisable for shares to CEO	1,100,000
Compensatory warrants exercisable for shares to principal shareholders	1,500,000
Compensatory warrant/options exercisable for shares – others	927,500
Bridge Loan – principal investor – shares issuable upon conversion of warrants	390,000
Shares issuable upon conversion of 1,090,000 warrants issued in December 2009 private placement	545,000
Shares issuable upon conversion of 5,356,000 warrants issued in April 2010 private placement	2,678,000
Shares issuable upon conversion of 4,650,000 warrants issued in October 2010 private placement (on-going as of February 28, 2011)	4,650,000
Compensatory stock options – employment agreement	300,000
Total	14,290,500

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

The Company accounts for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As of February 28, 2011, the Company has not incurred any potential costs related to the retirement of mineral property interests since commercial mining operations have not commenced.

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
February 28, 2011

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

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
February 28, 2011

NOTE 1 - Organization and Summary of Significant Accounting Policies, continued

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

There are no recent pronouncements issued which are expected to have a material effect on the Company’s consolidated financial statements.

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

Upon issuance and receipt of the first mining license, the Company will be required to make (i) an additional payment of $400,000 to Douglas Lake (this amount has been classified as a current liability in the accompanying balance sheet);  and (ii) three additional payments of $750,000 within 12, 24 months and 36 months of that date. The Company has the option to satisfy the final $750,000 payment by issuing restricted shares of its common stock based upon the Volume Weighted Average Price (“VWAP”) for the 10 days immediately preceding the payment date.  For financial reporting purposes, the series of payments due after one year as of the transaction date in the gross amount of $2,250,000 were recorded at their fair value of $1,694,042 determined utilizing a discount rate of 12% per annum.  Interest expense for the three months and six months ended February 28, 2011 includes amortization of $55,584 and $109,534, respectively, of this debt discount. This results in a remaining balance at February 28, 2011 of $1,889,989.

Additionally, the Agreement provides that within 12 months of receipt of the initial mining license, the Company has the option to increase its interest to 75 percent of the 125 square kilometers by making an additional $1,000,000 payment to Douglas Lake.  In all cases, the original owner of the four prospecting licenses, Mr. Mkuvia Maita, retains a 3 percent Net Smelter Royalty as per the original agreement between Mr. Mkuvia Maita and Douglas Lake.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
February 28, 2011

 NOTE 2 - Mineral Properties, continued

(b)      On March 7, 2010, the Company entered into an agreement for the creation of a Tanzanian joint venture company (“RCRTz”) formed for the ownership and management of the 125 square kilometer Mkuvia Gold Project. The joint venture company is owned 70% by the Company, 25% by Douglas Lake and 5% by Mr. Mkuvia Maita (subject to conditions as described below), the original Prospecting License owner. The joint venture company was officially formed in Tanzania on May 21, 2010. RCRTz will be the operating company holding the mineral rights to the 125 square kilometers of land relating to Mkuvia Gold Project as well as the additional 255 sq km of the Mkuvia Gold Project acquired on June 16, 2010 as described below. A second Joint Venture Agreement (the “JVA”) was entered into by the parties with respect to the additional 255 sq km of the Mkuvia Gold Project whereby RCRTz assumed control of the permitting and licensing processes. The JVA provides that Mr. Mkuvia Maita’s 5% interest shall vest when RCRTz obtains a mining license over a portion of the area covered by the Prospecting Licenses relating to the 380 sq km of the Project and a retention license over the balance for the area.

(c)      Effective on June 16, 2010, the Company acquired the exclusive mineral and mining rights to the remaining 255 square kilometers of the Mkuvia Gold Project in Tanzania from Douglas Lake. As consideration, the Company is required to pay Douglas Lake $6,000,000 over a three-year period in a combination of cash and common shares. The Company has paid $250,000 and issued 4,000,000 common shares of the Company with a fair market value of $2,120,000 at $0.53 per share (fair market value on date of issuance), which was due within 30 days of receipt of governmental Certificates of Acknowledgement. For contractual purposes these 4,000,000 shares had a value of $3,200,000, based upon an agreed upon value of $0.80 per share. In addition $450,000 is due on June 1, 2011; $1,000,000 is due on June 1, 2012; and $1,000,000 is due on June 1 2013. An additional $100,000 due to Douglas Lake is being retained to satisfy Douglas Lake’s financial obligation to deliver an environmental study and an initial mining license. The Company has the option to satisfy the final $1,000,000 payment due on June 1, 2013 by issuing shares of its common stock based upon the Volume Weighted Average Price (“VWAP”) for the 20 days immediately preceding the payment date.  Scheduled cash payments can be accelerated in the event of future equity financing or obtaining additional mining licenses. The new Purchase Agreement also provides that the Company has the option to increase its interest from the current 70% to 75% of the Project by making an additional $1,000,000 payment to Douglas Lake. For financial reporting purposes, the series of future payments in the gross amount of $2,450,000 were recorded at their fair value of $1,882,127 (of which $398,565 was current as of the transaction date) determined utilizing a discount rate of 12% per annum which resulted in a discount of $567,872. Interest expense for the three and six months ended February 28, 2011 includes amortization of $60,658 and $119,533, respectively, of this debt discount. This results in a remaining net balance of these future payments as of February 28, 2011 of $2,062,519. Of this amount $536,766 is included in current liabilities at February 28, 2011.  As a result of the transactions above the Company owns 70% of the mineral and mining rights to the entire 380 sq km of the Mkuvia Gold Project, and has the option to increase its interest from 70% to 75% for $2,000,000.

(d)      On September  9, 2010, the Company signed an agreement with Carlos JK Kapinga (“CJKK”) (the property rights owner) and Magembe Cheyo (“MC”) (the introducing party), whereby the Company was granted the exclusive right for six months to acquire the mineral and mining rights to the 340 sq km Kapinga property for a fixed purchase price of $500,000. A non-refundable deposit of $30,000 (including fees) has been paid. Should the Company exercise its purchase option in the initial contractual  six month due diligence period ending March 9, 2011, the Kapinga Gold Property will be transferred on closing into a Tanzanian joint venture company, Ruby Creek Gold (Tanzania) Limited. The Company will own 87% of the joint venture, CJKK 10% and MC 3%.  According to the terms of the agreement, if the Company exercises its right, a total of $230,000 will be due at that time.  The final $250,000 payment is due upon the issuance of the first mining license for the Kapinga Gold Property.  Payments can be made in cash, or at the option of CJKK, in common shares of the Company.  MC received $10,000 upon execution and is entitled to (i) additional consideration of $20,000 and 25,000 common shares of the Company if the Company exercises its rights to acquire the property and (ii) $20,000 and 25,000 common shares of the Company upon issuance of a mining license.

On April 4, 2011, the parties entered into an agreement which (was effective on February 14, 2011)  to extend  the option term of the agreement to July 14, 2011  In consideration of the extension, the Company made an additional $20,000 non-refundable deposit in April 2011.

Both the Kapinga Gold Project and the Company’s Mkuvia Gold Project are located in the Liwale and Nachingwea Districts, Lindi Region of the United Republic of Tanzania.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
February 28, 2011

NOTE 2 - Mineral Properties, continued

(e)    Effective January 12, 2011,   the Company entered into transactions with Gold Standard Ltd, a private limited liability Cayman Islands Company (“GSL”) and Gold Standard Tanzania Ltd, (“GSTL”) a private limited liability Tanzanian Company.  The GSL transaction is for the purchase of a 95% controlling interest of GSTL whose assets include a 25-year, 10 square kilometer mining license issued in September 2010, two Prospecting License Joint Ventures of 50 (inclusive of the mining license) and 89 square kilometers, a Regional Environmental Report on the combined 139 square kilometer property and an established mining camp. The aggregate purchase price of $2,085,000 is comprised of $50,000 due on execution of the contract (paid), $450,000 on closing, the issuance of a $1 million 8% convertible debenture due in 18 months plus the assumption of $585,000 in liabilities. The property is immediately adjacent to and on the west-northwest border of the Company’s Gold Plateau Project (Mkuvia 1 Property), acquired in November 2009. The GSTL transaction is for the purchase of mining equipment located both on-site and in Dar es Salaam.  This equipment includes excavators, dump trucks, loaders, bulldozers, supply and support vehicles, and other mining equipment. The aggregate purchase price of $1.5 million is comprised of $50,000 due contract (paid), $450,000 on closing and the issuance of a $1 million 8% convertible debenture due in 18 months.

The convertible debentures would be payable in three equal payments due six, twelve an eighteen months after closing, plus accrued interest on the declining balance. The holders may elect to receive payment of any portion of interest and/or principal in restricted common shares of the Company with a stated value of $0.50 per share.

The transaction is subject to satisfactory completion of due diligence procedures and was originally scheduled to close no later than 90 days after the contract dates. The parties are currently in negotiations to extend the due diligence period.

NOTE 3 - Bridge Loan

On December 22, 2009, the Company received $75,000 in proceeds of a bridge loan transaction (the “Bridge”) from a significant shareholder and special advisor (currently a director) (“Holder”).  The loan bears interest at the rate of 12% per annum.  The loan agreement grants the holder the right to convert any portion of the balance plus accrued interest into common shares of the Company at a price of $0.125 per share.  The original due date of the bridge of January 22, 2010 was extended several times by mutual consent, ultimately to March 23, 2010.  In consideration of the loan and these extensions, the Company agreed to additional consideration in the form of units of securities and additional warrants.  This additional consideration resulted in the issuance of an aggregate of 180,000 common shares and two year warrants to purchase an additional 390,000 common shares at $0.25 per share On March 23, 2010, the Company defaulted on the payment of interest and principal on the bridge.  Upon occurrence of the default, the Holder converted the outstanding balance of the note ($75,000) and accrued interest ($2,244) into 1,544,877 shares of common stock of the Company at the contractual conversion price of $0.05 per share. In addition, as a result of this default, the Company was obligated to issue to the Holder, a two year warrant to purchase 1,500,000 common shares at an exercise price of $0.05 per share.

In November 2010, the Holder exercised his conversion rights to the 1,500,000 default warrant and the Company received $75,000 and issued 1,500,000 restricted common shares.

NOTE 4 -   Convertible Notes – Related Parties

On November 27, 2009, the Company issued two $50,000, 11% convertible notes for total proceeds of $100,000 to a significant shareholder and special advisor (now a director) and to another significant shareholder.  These notes were due and payable on November 27, 2010.   In addition, each noteholder received a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.05 for a term of three years.  The Company calculated an associated beneficial conversion feature and discount of $100,000 which amount was reflected as a discount of the face amount of these debentures on the date of the transaction.  The amount was determined using the relative fair value method.   The Company estimated the fair value of the warrant using the Black-Scholes option pricing model with the following assumptions: an expected life of three years, a risk-free interest rate of 2.57%, and a dividend rate of 0% and an expected volatility of 116%. This discount was accreted to interest expense over the term of the debentures, and was reflected as a non-cash charge in the accompanying financial statements of which $75,890 was included in interest expense in the year ended August 31, 2010 and $24,110 for the six months ended February 28, 2011.

On November 27, 2010, the holders of the convertible notes elected to convert these notes, plus an aggregate of $11,000 in interest earned, into 2,220,000 shares of common stock at the conversion price of $0.05 per common share.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
February 28, 2011

NOTE 5 - Other Related Party Transactions

At February 28, 2011, the Company was indebted to its CEO in the amount of $19,080, including amounts due for accrued compensation.  At August 31, 2010, the Chief Executive Officer (“CEO”) was indebted to the Company in the amount of $39,668. This represents net amounts advanced for travel and mining related expenses to be incurred while in Tanzania.

At February 28, 2011 and August 31, 2010, $56,000 and $32,000, respectively, was owing to a significant shareholder, director and special advisor for consulting services. On March 23, 2011 $50,000 of this amount was offset by the director for the exercise of warrants to purchase 1,000,000 shares of common stock.

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

b)
Effective June 4, 2010, the Company entered into an Advisory Agreement with Mr. Mkuvia Maita (“Advisor”), the original owner of the prospecting licenses of the Mkuvia Gold Project. The initial term of the agreement is for a three year period. The Advisor or the Company may terminate this Agreement at any time by giving the other party ninety (90) days prior written notice of termination.  This Agreement may be renewed for successive one-year periods on mutually acceptable terms. Compensation is comprised of $1,000 for each Director’s meeting the Advisor attends and 300,000 shares of common shares of stock of the Company as follows: 50,000 shares vested upon signing, 75,000 shares issuable on June 4, 2011; 75,000 shares issuable on June 4, 2012 and 100,000 shares on June 4, 2013. In the year ended August 31, 2010, the Company recognized $2,000 in fees paid and $19,500 in stock based compensation, which was the fair market value of the 50,000 shares issued. In the three and six month periods ended February 28, 2011 the Company incurred $1,000 in fees under this arrangement.

c)
On December 4, 2010, effective July 28, 2010, the Company entered into an employment agreement with a Director of Corporate Communications, Strategic and Technical Advisor. The term of the agreement is two years, automatically renewable for successive one year terms unless terminated by either party on 60 days advance notice. The contractual annual salary is $93,600 plus bonuses at the discretion of the Board of Directors. The employee is entitled to 200,000 common shares of the Company, 100,000 vesting on commencement, and 100,000 vesting six months thereafter. In addition, the employee was granted non-qualified stock options to purchase 300,000 shares of common stock, which shall vest at the rate of 37,500 options per quarter from the effective date. The options granted are exercisable at $0.60 per share and have a five year life. Notwithstanding the vesting provision, all options shall become fully vested in the event of a change in control, as defined in the agreement.  The Company estimated the fair value of the stock options to be $132,522 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of five years, risk-free interest rate of 0.61%, a dividend and forfeiture rate of 0% and a volatility of 143.7%.  The amount is being amortized ratably over the initial expected two years term of service. Results of operation include stock based compensation in the amount of $38,652 for the six month periods ended February 28, 2011, with respect to the stock options and $29,167 for the six month periods ended February 28, 2011, with respect to the amortization of the fair value of the shares granted. (Nil for the corresponding period of the preceding year.)

NOTE 7 -  Common Stock

a)     During the period from December 24, 2009 to February 10, 2010, the Company conducted an offering of equity securities pursuant to Rule 506 of Regulation D and Regulation S.  The Company sold 1,600,000 Units at a price of $0.125 per Unit for a total of $200,000 to 20 investors.  Each Unit consisted of one restricted common share and one warrant.  Two warrants are required to buy one restricted common share at a price of $0.25 per share for a period of up to two years.  The Company estimated the fair value of these warrants to be approximately $90,000 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of two years, risk-free interest rate ranging from 0.77%-1.00%, a dividend rate of 0% and an expected average volatility of approximately 117%, which is reflected as a component of additional paid-in capital.

b)     On January 29, 2010, the Company entered into an agreement with a consultant to assist management on a part time basis in the role of interim chief financial officer (“Consultant”) for a six-month period which commenced on February 1, 2010.  Compensation for these services was agreed at the rate of $6,500 per month for half-time services (plus additional compensation for additional services), 60,000 shares of common stock, plus a signing bonus of 50,000 shares of common stock, (which shares had a combined fair market value of $22,000 at the date of grant).  The fair value of these issuances was expensed ratably over the period of service.  The arrangement has been continued on a month-to month basis since expiration.  Approximately $60,505 in cash based compensation and $18,345 in stock based compensation (resulting in the issuance of 91,725 common shares) is included in management services for the six months ended February 28, 2011.

c)      During the period from April 3, 2010 through August 26, 2010, the Company conducted an offering of equity securities pursuant to Rule 506 of Regulation D and Regulation S. The Company sold 5,356,000 Units at a price of $0.25 per Unit for a total of $1,339,000. Each Unit consisted of one common share and one warrant. Two warrants are required to buy one common share at a price of $0.50 per share for a period of up to two years. The Company estimated the fair value of these warrants to be approximately $1,126,000 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of two years, risk-free interest rate ranging from 0.50%1.18%, a dividend rate and forfeiture rate of 0% and an expected range of volatility from 139.7% to 144.6%. This amount is reflected as a component of additional paid-in capital.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
February 28, 2011

NOTE 7 -  Common Stock, continued

d)     On October 18, 2010, the Company commenced an offering of its equity securities pursuant to Rule 506 of Regulation D and Regulation S.  Through February 28, 2011, the Company received $2,325,000 in proceeds for the sale of 4,650,000 Units at a price of $0.50 per Unit.  Each Unit consists of one common share and one common stock purchase warrant. One warrant is required to buy one common share, or an aggregate of 4,650,000 common shares, at a price of $1.00 per share exercisable for a period of up to two years. The Company estimated the fair value of these warrants to be approximately $1,822,000 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of two years, risk-free interest rate ranging from 0.34% to 0.85%, a dividend rate and forfeiture rate of 0% and an expected range of volatility from 144.3% to 117.7%. This amount is reflected as a component of additional paid-in capital.

e)     As more fully described in Note 6c, on December 4, 2010, an employee was granted 200,000 shares of restricted common stock pursuant to an employment agreement effective July 28, 2010.

Stock Options and Warrants

On October 15, 2009, the Company granted 150,000 stock options to a consultant at an exercise price of $0.05 per share for a term of 5 years.  These options vest 25% every three months over a period of one year.  The Company estimated the fair value of these options that vested to be $18,369  using the Black-Scholes option pricing model with the following assumptions: an initial expected life of three years, a risk-free interest rate of 0..46% to 2.57%, a dividend rate of 0% and an expected volatility of 104% to 121%.  The remainder of stock-based compensation for these options of $18,369 was recorded as consulting fees during the six months ended February 28, 2011.

On November 1, 2009, the Company granted 150,000 stock options to a consultant at an exercise price of $0.05 per share for a term of 5 years.  These options vest 25% every three months over a period of one year.  The Company estimated the fair value of these options that vested to be $18,369 using the Black-Scholes option pricing model with the following assumptions: an expected initial life of three years, a risk-free interest rate of .46% to 2.57%, a dividend rate of 0% and an expected volatility of 103% to 121%. The remainder of stock-based compensation for these options of $18,369 was recorded as consulting fees during the six months ended February 28, 2011.

On January 20, 2010, the Company granted 40,000 stock options to a consultant at an exercise price of $0.05 per share for a term of 5 years.  These options vest 25% every three months over a period of one year.  The Company estimated the fair value of these options that vested to be $12,309 using the Black-Scholes option pricing model with the following assumptions: an expected initial life of three years, a risk-free interest rate of .52% to 2.57%, a dividend rate of 0% and an expected volatility of 117% to 121%.  Stock-based compensation of $12,309 for the six month periods ended February 28, 2011 was recorded as consulting fees.

On May 15, 2010, the Company granted 200,000 stock options to a consultant at an exercise price of $0.35 per share for a term of two years. These options vest 20% on grant and 20% every three months over a period of one year. The Company estimated the fair value of the options that vested to be $26,534 using the Black-Scholes option pricing model with the following assumptions: an expected life of two years, a risk- free interest rate of 0.52% to 1.28%, a dividend rate of 0% and an expected range of volatility of from 117% - 139%. Stock-based compensation of $26,534 for the six month periods ended February 28, 2011 was recorded as consulting fees.

 In accordance with the terms of an advisory agreement entered into on April 24, 2010, the Company granted additional warrants to purchase 50,000 shares of the common stock of the Company at $0.35 per share payable on October 24, 2010. The warrants have a five year life and contain a cashless exercise provision. Stock-based compensation of $28,000 for the six months ended February 20, 2011 was recorded related to these warrants. The Company estimated their fair value using the Black-Scholes option pricing model with the following assumptions: an expected life of three years, a risk-free interest rate of 0.52%, a dividend rate of 0% and an expected volatility of 117%.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
February 28, 2011

NOTE 7 -  Common Stock, continued

During the six month period ended February 28, 2011:

a)
Holders of 500,000 compensatory stock options, exercisable at $0.05 per share, exercised their cashless exercise rights and received 464,563 common shares. The total intrinsic value of these options exercised in the period ended February 28, 2011 was $299,000;

b)	510,000 warrants issued in the private placements described in 7b above were exercised to acquire 255,000 shares for net proceeds of $63,750.

NOTE 8 - Subsequent Events

a)
Subsequent to February 28, 2011, the Company received proceeds of $1,157,500 for 2,315,000 Units in the private placement which began on October 18, 2010 (see Note 7) for an aggregate of 2,315,000 common shares and warrants to purchase 2,315,000 shares at $1.00 per share.

b)	Subsequent to February 28, 2011, 50,000 warrants were exercised to acquire 25,000 shares for net proceeds of $6,250.
c)	On March 23, 2011, a director exercised warrants issued in connection with a convertible debenture financing to purchase 1,000,000 shares of common stock. (See Note 4).
d)
On April 6, 2011 the Company and Mr. Mkuvia Maita, the original owner of the mining licenses and other rights to be acquired in the GSL transaction (See Note 2e), entered into a settlement agreement pursuant to which the Company satisfied certain GSL obligations to Mr. Mkuvia Maita. GSL had been delinquent in certain of those payments. The Company paid $200,000 on execution of the settlement agreement, of which $190,000 will be applied towards the $585,000 in obligations being assumed in the Gold Standard transaction described in Note 2e. In consideration of this payment, pursuant to the settlement, the Company assumed certain of Mr. Mkuvia Maita’s security interests in the GSL assets, Mr. Mkuvia Maita withdrew a joint venture termination notice that had been issued to GSL, delivered the mining license to counsel to be held in escrow and to be delivered to the Company upon closing the GSL transaction and agreed to cooperate in the physical transfer of certain GSL and GSTL assets physically in his possession.

 The Company evaluated subsequent events through the financial statement filing date.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
February 28, 2011

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

The following discussion of our plan of operations, results of operations and financial condition for the comparative three and six month periods ended February 28, 2011 should be read in conjunction with our unaudited interim financial statements and related notes for the comparative three month periods ended February 28, 2011 included in this quarterly report.   This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, some of which are outside our control.

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

Due to our lack of operating history and lack of operating revenues, uncertainty on the availability of adequate financial resources to support operations and to fund future payment obligations associated with the acquisitions of the Mkuvia Gold Project, the Kapinga Gold Property and, the Gold Standard Property, there exists substantial doubt about our ability to continue as a going concern. Even if we (i) complete our current exploration and test mining program related to the Mkuvia Gold Project, (ii) consummate the Kapinga and Gold Standard transactions and secure our first mining license and (iii) we are successful in identifying mineral deposits, we will have to spend substantial funds on further drilling and engineering studies, mining equipment and/or contractors before we will know if we have a commercially viable mineral deposit or reserve. Our plan of operations for the next twelve months is to obtain the funding necessary for the continued exploration, development of the Mkuvia Gold Project and commencement of exploration and mining operations on the Gold Standard property, assuming a closing. Further, there are other potential exploration properties currently under review.

Liquidity and Financial Condition

At February 28, 2011, we had cash of approximately $1,315,000 and working capital of approximately $264,000, including a current liability approximating $937,000 to Douglas Lake Minerals (see Note 2).  In addition to working capital requirements, our need for liquidity includes payment obligations remaining under our Mkuvia Gold Property and other property purchases. With respect to the 125 Sq Km Mkuvia Property rights acquisition, the Company will be required to make (i) a payment of $400,000 to Douglas Lake Minerals upon the issuance of the initial mining license which is anticipated to occur in the first half of fiscal 2011; and (ii) three additional payments of $750,000 within 12, 24 months and 36 months of that date.  The Company has the option to satisfy the final $750,000 payment (which would be due on September, 2013, should the mining license be issued in September 2010) by issuing shares of its common stock based upon the Volume Weighted Average Price (“VWAP”) for the 10 days immediately preceding the payment date.  In connection with the acquisition of the rights to the 225 sq km of the Mkuvia Gold Project on June 16, 2010 we have remaining obligations to pay $450,000 on June 1, 2011; $1,000,000 on June 1, 2012; and $1,000,000 on June 1 2013. The Company has the option to satisfy the final $1,000,000 payment due on June 1, 2013, by issuing shares of its common stock based upon the Volume Weighted Average Price (“VWAP”) for the 20 days immediately preceding the payment date. Complete details of these agreements are included elsewhere in this document. The Purchase Agreements also provide us with the option to increase our interest from the current 70% to 75% of the Project by making an aggregate payment of an additional $2,000,000 to Douglas Lake. Therefore, in total with respect to the entire 380 sq km of the Project, we have the option to increase our interest from 70% to 75% for $2,000,000. The convertible debentures are payable in three equal payments due six, twelve an eighteen months after closing,  plus accrued interest on the declining balance. The holders may elect to receive in payment of any portion of interest and/or principal restricted common shares of the Company valued at $0.50 per share.

The transaction is subject to satisfactory completion of due diligence procedures and is scheduled to close no later than July 9, 2011.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
February 28, 2011

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

In the period from April 3, 2010 to August 26, 2010, we conducted an offering of our securities under Regulations D and S offering pursuant to Rule 506 of the SEC. We sold 5,356,000 Units at a price of $0.25 per Unit and received total proceeds of $1,339,000 on this offering. Each Unit consisted of one common share and one warrant.  Two warrants are required to buy one common share at a price of $0.50 per share for a period of up to two years.

On October 18, 2010, we commenced another offering of our equity securities pursuant to Rule 506 of Regulation D and Regulation S for up to $3,000,000 consisting of 6,000,000 million units.  Through April 5, 2011, the Company has received $3,482,500 in proceeds for the sale of 6,965,000 Units at a price of $0.50 per Unit. Each Unit consists of one common share and one common stock purchase warrant.  One warrant is required to buy one common share at a price of $1.00 per share exercisable for a period of up to two years. This offering is continuing and we anticipate, but cannot guarantee, that we will be receiving additional funds.

On November 27, 2010, the holders of our 11% convertible debentures and accrued interest in the aggregate amount of $111,000 elected to convert these securities into 2,220,000 common shares, extinguishing this obligation.

In the period from September 1, 2010 through December 31, 2010, holders of an aggregate of 560,000 warrants, issued in the private placement described in Note 7b to the Notes to the Unaudited Consolidated Financial Statements, exercised their right to purchase 280,000 shares of common stock for which we received $70,000 in proceeds.

In November, 2010, the holder of a default warrant issued in connection with a $75,000 bridge loan (which itself was converted in March 2010) exercised this warrant, for which we issued 1.5 million common shares and received proceeds of $75,000.

On March 23, 2011 a significant shareholder, adviser and director of the Company exercised a warrant acquired in the convertible debenture financing to purchase 1,000,000 shares of common stock. The $50,000 in proceeds was realized by the reduction of consulting advisory fees otherwise payable to this director.

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

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
February 28, 2011

Results of Operations for the year three and six months ended February 28, 2011.

Mining exploration and preoperating costs

In the three months and six months ended February 28, 2011, we incurred approximately $343,000 and $574,000, respectively in mining, exploration and preoperating costs   as compared to $0 in the comparable periods of the preceding year. These costs include the establishment of base camp operations on the Mkuvia, housing facilities, salaries of full time and part time personnel, security personnel, operating personnel and equipment related costs of test mining activities; and administrative office and personnel costs of Dar es Salaam office. It is expected that these costs will increase in future quarters as operations expand.

Consulting Services

In the three months and six months ended February 28, 2011, we incurred approximately $100,000 and $193,000, respectively in consulting costs as compared to $88,000 and $153,000 in the comparable periods of the preceding year. We are incurring fees for board level advisory and members to assist us in operations in Tanzania and in support of board of directors and financing activities and strategies, and other legal and administrative support. Of the total amount incurred in 2011, approximately $85,000 was required to be satisfied in cash, and $108,000 was in stock based compensation.

Interest and Financing Fees

In the three months and six months ended February 28, 2011, we incurred approximately $116,000 and $256,000, respectively, in interest and financing fees as compared to $91,000 and 91,000 in the comparable periods of the preceding year. Of the amount incurred in 2011, approximately $3,000 was required to be satisfied in cash, approximately $253,000 were non-cash financing costs related to the fair value of derivative instruments issued in connection with the 11% convertible debentures ($24,000) and the accretion of debt discount related to the amounts due Douglas Lake minerals ($229,000).

Management Services

In the three months and six months ended February 28, 2011, we incurred approximately $119,000 and $257,000, respectively, in management services as compared to $38,000 and $80,000 in the comparable periods of the preceding year. The increase reflects the full time services of our CEO in the current period as compared to the preceding year’s comparable period, the retention of a CFO on February 1, 2010 and of a director of corporate communications in July 2010.  Of the total amount incurred in 2011, approximately $172,000 was required to be satisfied in cash, and $86,000 was in stock based compensation representing the fair value of compensatory stock options and warrants and common shares earned.
.
Office and General, Professional Fees, and Shareholder Relations

In the three months ended February 28, 2011, we incurred approximately $211,000 and $430,000, respectively, (excluding costs related to mining operations) of these costs as compared to $50,000 and $73,000 in the comparable periods of the preceding year. These expenses increased in a manner consistent with the increased complexity and scope or operations of the company, including the retention of investor relations firms to enhance our profile in the public markets, travel and related costs arising from attendance at various industry and investor conferences, directors and officers insurance and additional support staff and facilities costs.

Net Loss

We had a net loss of approximately $895,000 and $1,726,000 for the three and six month periods ended February 28, 2011 as compared to a net loss of approximately $282,000 and $404,000 for the comparable periods of the preceding year.  Our net loss from inception of the Company on May 3, 2006 until February 28, 2011 approximated $4,723,000. Our net loss for the six months ended February 28, 2011 is attributable to the execution of our business plan to become a gold producing mining company.  For the six months ended February 28, 2011, stock based compensation approximated $142,000, and non-cash financing costs approximated $253,000 for an aggregate of $395,000 in non-cash costs included in results of operations.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
February 28, 2011

Going Concern

We are in the exploration stage and have not generated revenues since inception.  We have incurred significant losses to date and further losses are anticipated raising substantial doubt about the ability of our Company to continue operating as a going concern.  The continuation of our Company as a going concern is dependent upon our ability to obtain necessary equity financing to continue operations, meet the Douglas Lake and other obligations and to determine the existence, discovery and successful exploitation of economically recoverable reserves on our resource properties and ultimately on the attainment of future profitable operations. Since inception to February 28, 2011, we had accumulated losses of $4,723,000.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
February 28, 2011

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to certain material weaknesses in our internal control over interim financial reporting as of February 28, 2011, as described in our management’s report on internal control over financial reporting included in our annual report on Form 10-K for our fiscal year ended August 31, 2010, which deficiencies have not been remedied as of February 28, 2011.

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
February 28, 2011

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

On January 12, 2011 the Company filed an Amended Form D with the Securities and Exchange Commission for the sale of units consisting of one share and one warrant. Each unit consists of one share of restricted common stock at a price of $0.50 per share and one warrant. One warrant is required to purchase one share of stock at a price of $1.00 per share.  Each warrant is exercisable for a period of two years.  Shares acquired by these investors are not registered under the Securities Act. The Amended Form D filed January 12, 2011 updated  a previous formed D filed October 26, 2010 and an Amended Form D filed November 26, 2010. Through April 5, 2011, the Company has sold a total of 6,965,000 Units to 106 investors and has received proceeds of $3,482,500.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
February 28, 2011

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

RUBY CREEK RESOURCES, INC.

/s/ Robert Slavik
Robert Slavik
President, Chief Executive Officer, Director.

Dated: April 13, 2011

/s/ Myron Landin
Myron Landin, CPA
Chief Financial Officer

Dated: April 13, 2011