Form 10-Q
period 2011-05-31
Ruby Creek Resources, Inc.
filed 2011-07-15
CIK 1379810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 39,594,562 shares of common stock as of July 10, 2011.

RUBY CREEK RESOURCES, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended May 31, 2011

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended May 31, 2011 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

Ruby Creek Resources, Inc.
Table of Contents
May 31, 2011

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets – May 31, 2011 and August 31, 2010	4
	Consolidated Statements of Operations	5
	Consolidated Statement of Stockholders’ Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements	8-18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4T.	Controls and Procedures	23

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 2.	Unregistered Sales of Equity Securities	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	26
Signatures		26

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,464,094	$325,756
Due from related party	-	7,668
Prepaid expenses and other current assets	93,655	42,824
Total current assets	2,557,749	376,248

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $26,839 and $4,614, respectively	185,350	35,808

MINERAL PROPERTIES	7,127,203	6,796,170

TOTAL ASSETS	$9,870,302	$7,208,226

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$180,285	$142,342
Accrued interest	-	8,350
Installment loan payable	18,839	10,833
Convertible notes - related parties, net of discount	-	75,890
Due to Douglas Lake Minerals, net of discount	950,000	911,453
Due to related parties	40,355	-
Total current liabilities	1,189,479	1,148,868

LONG-TERM LIABILITIES
Due to Douglas Lake Minerals, net of discount	3,622,273	3,311,988

COMMITMENTS AND CONTINGENCIES (Notes 2 and 6)

STOCKHOLDERS' EQUITY
Common stock, 500,000,000 shares authorized, par value $0.001; 38,578,562 and 22,727,912 shares issued and outstanding, respectively	38,578	22,728
Additional paid-in capital	11,559,511	5,720,423
Deferred compensation expense	(58,333)	-
Comprehensive income from foreign currency translation	6,824	890
Deficit accumulated during the exploration stage	(6,488,030)	(2,996,671)

Total Stockholders' Equity	5,058,550	2,747,370

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,870,302	$7,208,226

See accompanying notes to  unaudited consolidated financial statements.

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					for the Period
					from
					May 3, 2006
	Three Months Ended		Nine Months Ended		(Inception) to
	May 31,		May 31,		May 31,
	2011	2010	2011	2010	2011

EXPENSES
Mineral exploration and preoperating costs	$386,166	$-	$960,196	$-	$1,085,993
Consulting services	436,007	232,670	628,814	386,057	1,315,221
Depreciation	13,399	430	22,419	978	27,034
Interest and financing fees	124,265	852,521	380,378	943,780	1,465,527
Management services	576,345	88,793	834,147	169,198	1,148,436
General and administrative	228,755	132,548	665,405	210,546	1,445,818

Total expenses	1,764,937	1,306,962	3,491,359	1,710,559	6,488,030

NET LOSS	$(1,764,937)	$(1,306,962)	$(3,491,359)	$(1,710,559)	$(6,488,030)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.05)	$(0.10)	$(0.12)	$(0.16)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	35,942,390	13,563,593	29,843,842	10,992,811

See accompanying notes to unaudited consolidated financial statements.

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
From May 3, 2006 (Date of Inception) to May 31, 2011

	Common Stock		Additional Paid-	Deferred Compensation	Deficit Accumulated During Exploration	Comprehensive Income (Loss) from Foreign Exchange	Total Stockholders'
	Shares	Amount	in Capital	Expense	Stage	Translation	Equity
Balance - May 3, 2006 (Date of Inception)	-	$-	$-	$-	$-	$-	$-
August 31, 2006 - issuance of common shares for cash at $0.01 per share	4,500,000	4,500	40,500	-	-	-	45,000
August 31, 2006 - issuance of common shares for cash at $0.05 per share	2,970,000	2,970	145,530	-	-	-	148,500
August 31, 2006 - issuance of common shares for cash at $0.10 per share	867,000	867	80,833	-	-	-	81,700
August 31, 2006 - donated rent and management services	-	-	3,000	-	-	-	3,000
Net loss	-	-	-	-	(19,696)	-	(19,696)
Balance - August 31, 2006	8,337,000	8,337	269,863	-	(19,696)	-	258,504
September 5, 2006 - cash received for stock subscription	-	-	5,000		-	-	5,000
Net loss	-	-	-	-	(127,497)	-	(127,497)
Balance - August 31, 2007	8,337,000	8,337	274,863	-	(147,193)	-	136,007
Net loss	-	-	-	-	(96,974)	-	(96,974)
Balance - August 31, 2008	8,337,000	8,337	274,863	-	(244,167)	-	39,033
July 23. 2009 - issuance of common shares for cash at $0.05 per share	400,000	400	14,600	-	-	-	15,000
Stock based compensation	-	-	24,547	-	-	-	24,547
Net loss	-	-	-	-	(207,877)	-	(207,877)
Balance - August 31, 2009	8,737,000	8,737	314,010	-	(452,044)	-	(129,297)
November 6, 2009 - issuance of common shares for related party debt at $0.05 per share	1,000,000	1,000	49,000	-	-	-	50,000
December 24, 2009 to February 19, 2010 - issuance of common shares for cash at $0.125 per share	1,600,000	1,600	198,400	-	-	-	200,000
February 1, 2010 - issuance of common shares for services at $0.20 per share	110,000	110	21,890	-	-	-	22,000
December 22, 2009 to January 22, 2010 - issuance of common shares and warrants for finance fee	180,000	180	61,120	-	-	-	61,300
Fair value - beneficial conversion feature, warrants and discount - issuance of 11% convertible notes	-	-	100,000	-	-	-	100,000
March 3, 2010 - issuance of common shares for finance fee @ $0.25 per share	10,000	10	2,490	-	-	-	2,500
March 23, 2010 - issuance of common shares for bridge loan default conversion at $.05 per share	1,544,877	1,545	75,699	-	-	-	77,244
March 23, 2010 - fair value of warrants on default of bridge loan	-	-	787,369	-	-	-	787,369
June 4, 2010 - issuance of common stock for consulting services at $0.35 per share	50,000	50	19,450	-	-	-	19,500
June 30, 2010 - Issuance of common stock for IT services at $0.25 per share	8,608	9	2,143	-	-	-	2,152
July 26, 2010 - Issuance of common stock employment fee expense	30,000	30	7,470	-	-	-	7,500
April 3, 2010 to August 26, 2010 - issuance of common shares for cash at $0.25 per share	5,356,000	5,356	1,333,644	-	-	-	1,339,000
August 16, 2010 - Issuance of common stock , cashless warrant exercise and adjustment	101,427	101	3,445	-	-	-	3,546
August 27, 2010 - Issuance of common stock for mineral property	4,000,000	4,000	2,116,000	-	-	-	2,120,000
Stock based compensation	-	-	628,293	-	-	-	628,293
Comprehensive income (loss) - foreign exchange translation	-	-	-	-	-	890	890
Net loss	-	-	-	-	(2,544,627)	-	(2,544,627)
Balance - August 31, 2010	22,727,912	22,728	5,720,423	-	(2,996,671)	890	2,747,370
October 18, 2010 to May 13, 2011 - issuance of common shares for cash at $0.50 per share	8,600,000	8,600	4,291,400	-	-	-	4,300,000
Exercises of warrants issued in private placements for cash	445,000	445	132,055	-	-	-	132,500
Issuance of common stock for services at fair value	274,339	274	136,725	-	-	-	136,999
Issuance of common stock in connection with employment agreement at $0.50 per share	200,000	200	99,800	(83,333)	-	-	16,667
Cashless exercise of warrants issued in consulting arrangements	571,311	571	(571)	-	-	-	-
Convertible notes - related parties and accrued interest converted at $0.05 per share	2,220,000	2,220	108,780	-	-	-	111,000
Exercise of warrant issued in connection with bridge loan default	1,500,000	1,500	73,500	-	-	-	75,000
Exercise of warrants issued in connection 11% convertible debentures	2,000,000	2,000	98,000	-	-	-	100,000
Exercise of warrants issued in consulting arrangements	40,000	40	1,960	-	-	-	2,000
Amortization of deferred compensation expense	-	-	-	25,000	-	-	25,000
Stock based compensation	-	-	897,440	-	-	-	897,440
Comprehensive income - foreign exchange translation	-	-		-	-	5,934	5,934
Net loss	-	-	-	-	(3,491,359)	-	(3,491,359)

Balance - May 31, 2011, (unaudited)	38,578,562	$38,578	$11,559,511	$(58,333)	$(6,488,030)	$6,824	$5,058,550

See accompanying notes to unaudited consolidated financial statments.

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			for the Period
			from
			May 3, 2006
	Nine Months Ended		(Inception) to
	May 31,		May 31,
	2011	2010	2011

Cash Flows From Operating Activities
Net loss	$(3,491,359)	$(1,710,559)	$(6,488,030)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	47,419	978	52,032
Donated services	-	-	3,000
Interest and financing fees, including discount accretion	372,942	938,148	1,449,516
Common stock issued for services	100,999	-	130,151
Property impairment	-	-	9,771
Stock based compensation	897,440	398,025	1,550,280
Net changes in noncash working capital items:
Decrease - GST receivable	-	371	-
(Increase) decrease - Prepaid expenses	(14,831)	(27,934)	(35,655)
Increase (decrease) - Accounts payable	63,196	47,213	218,324
Increase (decrease) - Due to/from related parties	48,023	31,255	90,355
Net cash flows (used in) operating activities	(1,976,171)	(322,503)	(3,020,256)

Cash flows from investing activities
Purchase of equipment	(171,962)	(4,349)	(212,383)
Mineral properties and deposits	(331,035)	(350,000)	(940,806)
Net cash flows (used in) investing activities	(502,997)	(354,349)	(1,153,189)

Cash flows from financing activities
Issuance of common shares for cash - private placements	4,300,000	640,000	6,134,200
Exercise of warrants - proceeds	309,500	-	309,500
Installment loan - proceeds	22,084	19,500	41,584
Installment loan - repayments	(14,077)	(2,167)	(22,744)
Bridge loan - related party	-	75,000	75,000
Convertible notes - related parties	-	100,000	100,000
Net cash flows provided by financing activities	4,617,506	832,333	6,637,540

Net increase in cash	2,138,338	155,481	2,464,094

Cash - beginning of period	325,756	5,838	-

Cash - end of period	$2,464,094	$161,319	$2,464,094

Supplemental disclosures
Interest paid	$289	$57	$517
Taxes paid	-	-	-
Conversion of related party debt to shares and warrants	-	127,244	127,244
Conversion of related party convertible notes and accrued interest to common shares	111,000	50,000	111,000
Mineral property costs acquired - short-term	-	-	1,100,000
Mineral property costs acquired - long-term, net of discount	-	2,094,042	3,576,170
Mineral property costs acquired - Fair value of common shares issued	-	-	2,120,000

See accompanying notes to unaudited consolidated financial statements.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
May 31, 2011

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company is in the exploration stage and has not generated revenues since inception.  The Company has incurred significant losses from inception through May 31, 2011 of approximately $6,488,000 raising substantial doubt about the ability of the Company to continue as a going concern.  The continuation of the Company as a going concern is dependent upon its ability to obtain necessary financing to settle outstanding debts, fund ongoing operating losses and to determine the existence, discovery and successful exploitation of economically recoverable mineral reserves on its resource properties and ultimately on the attainment of future profitable operations.  The Company has received limited amounts of private equity and/or convertible debt financing and is currently offering Units of its equity securities (see Notes 7 and 8). While the Company plans to raise funds on this private placement, and management believes it has made significant progress on its plan of operations, additional working capital and capital funds will be required to finance the Company’s operations until commercial operations commence and positive cash flow can be achieved.  Management believes that additional financing will be available on terms acceptable to the Company. However, there can be no assurance of this, nor that commercial operations will be reached.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation - Unaudited Interim Financial Statements

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been   omitted pursuant to such rules and regulations.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended August 31, 2010 included in the Company's annual report filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K which was filed with the SEC on December 13, 2010.  In the opinion of Management, all adjustments considered necessary for a fair presentation of the financial position, operating results and cash flows for the period presented, consisting solely of normal recurring adjustments, have been made.  Operating results for the nine months ended May 31, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2011.

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
May 31, 2011

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

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at May 31, 2011 are as follows:

Shares issuable upon exercise of warrants - July 2009 private placement	200,000
Compensatory warrant exercisable for shares to CEO	1,100,000
Compensatory warrants exercisable for shares to principal director and related party	1,500,000
Compensatory warrant/options exercisable for shares – others	775,000
Bridge Loan – principal investor – shares issuable upon conversion of warrants	390,000
Shares issuable upon conversion of 880,000 warrants issued in December 2009 private placement	440,000
Shares issuable upon conversion of 5,186,000 warrants issued in April 2010 private placement	2,593,000
Shares issuable upon conversion of 8,600,000 warrants issued in October 2010 private placement	8,600,000
Compensatory stock options – employment agreements	3,200,000
Total	18,798,000

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

The Company accounts for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As of May 31, 2011, the Company has not incurred any potential costs related to the retirement of mineral property interests since commercial mining operations have not commenced.

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
May 31, 2011

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
May 31, 2011

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

Upon issuance and receipt of the first mining license, the Company will be required to make (i) an additional payment of $400,000 to Douglas Lake (this amount has been classified as a current liability in the accompanying balance sheet);  and (ii) three additional payments of $750,000 within 12, 24 months and 36 months of that date. The Company has the option to satisfy the final $750,000 payment by issuing restricted shares of its common stock based upon the Volume Weighted Average Price (“VWAP”) for the 10 days immediately preceding the payment date.  For financial reporting purposes, the series of payments due after one year as of the transaction date in the gross amount of $2,250,000 were recorded at their fair value of $1,694,042 determined utilizing a discount rate of 12% per annum.  Interest expense for the three months and nine months ended May 31, 2011 includes amortization of $57,269 and $166,802, respectively, of this debt discount (May 31, 2010 - $34,040). The remaining balance at May 31, 2011 is $1,947,258 (August 31, 2010 - $1,780,456).

Additionally, the Agreement provides that within 12 months of receipt of the initial mining license, the Company has the option to increase its interest to 75 percent of the 125 square kilometers by making an additional $1,000,000 payment to Douglas Lake.  In all cases, the original owner of the four prospecting licenses, Mr. Mkuvia Maita, retains a 3 percent Net Smelter Royalty as per the original agreement between Mr. Mkuvia Maita and Douglas Lake.  The Company is currently in discussions with Douglas Lake to modify certain terms, including payment terms, of these agreements.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
May 31, 2011

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

(c)      Effective on June 16, 2010, the Company acquired the exclusive mineral and mining rights to the remaining 255 square kilometers of the Mkuvia Gold Project in Tanzania from Douglas Lake. As consideration, the Company is required to pay Douglas Lake $6,000,000 over a three-year period in a combination of cash and common shares. The Company has paid $250,000 and issued 4,000,000 common shares of the Company with a fair value of $2,120,000 at $0.53 per share, which was due within 30 days of receipt of governmental Certificates of Acknowledgement. For contractual purposes these 4,000,000 shares had a value of $3,200,000, based upon an agreed upon value of $0.80 per share. In addition $450,000 was due on June 1, 2011; $1,000,000 is due on June 1, 2012; and $1,000,000 is due on June 1 2013. An additional $100,000 due to Douglas Lake is being retained to satisfy Douglas Lake’s financial obligation to deliver an environmental study and an initial mining license. The Company has the option to satisfy the final $1,000,000 payment due on June 1, 2013 by issuing shares of its common stock based upon the Volume Weighted Average Price (“VWAP”) for the 20 days immediately preceding the payment date.  Scheduled cash payments can be accelerated in the event of future equity financing or obtaining additional mining licenses. The new Purchase Agreement also provides that the Company has the option to increase its interest from the current 70% to 75% of the Project by making an additional $1,000,000 payment to Douglas Lake.

For financial reporting purposes, the series of future payments in the gross amount of $2,450,000 were recorded at their fair value of $1,882,127 determined utilizing a discount rate of 12% per annum which resulted in a discount of $567,872. Interest expense for the three and nine months ended May 31, 2011 includes amortization of $62,496 and $182,029, respectively, of this debt discount. This results in a remaining net balance of these future payments as of May 31, 2011 of $1,675,015 (August 31, 2010 - $1,942,986). Current liabilities includes $450,000 at May 31, 2011.  As a result of the transactions above the Company owns 70% of the mineral and mining rights to the entire 380 sq km of the Mkuvia Gold Project, and has the option to increase its interest from 70% to 75% for $2,000,000. The Company is currently in discussions with Douglas Lake to modify certain terms, including payment terms, of these agreements.

(d)      On September  9, 2010, the Company signed an agreement with Carlos JK Kapinga (“CJKK”) (the property rights owner) and Magembe Cheyo (“MC”,the introducing party), whereby the Company was granted the exclusive right for six months to acquire the mineral and mining rights to the 340 sq km Kapinga property for a fixed purchase price of $500,000. A non-refundable deposit of $30,000 (including fees) has been paid. Should the Company exercise its purchase option in the initial contractual  six month due diligence period ending March 9, 2011, the Kapinga Gold Property will be transferred on closing into a Tanzanian joint venture company, Ruby Creek Gold (Tanzania) Limited. The Company will own 87% of the joint venture, CJKK 10% and MC 3%.  According to the terms of the agreement, if the Company exercises its right, a total of $230,000 will be due at that time.  The final $250,000 payment is due upon the issuance of the first mining license for the Kapinga Gold Property.  Payments can be made in cash, or at the option of CJKK, in common shares of the Company.  MC received $10,000 upon execution and is entitled to (i) additional consideration of $20,000 and 25,000 common shares of the Company if the Company exercises its rights to acquire the property and (ii) $20,000 and 25,000 common shares of the Company upon issuance of a mining license.

On April 4, 2011, the parties entered into an agreement which was effective on February 14, 2011 to extend  the option term of the agreement to July 14, 2011.  In consideration of the extension, the Company made an additional $20,000 non-refundable deposit in April 2011. The Company is currently in discussions to modify certain terms, including payment terms, of this agreement.

Both the Kapinga Gold Project and the Company’s Mkuvia Gold Project are located in the Liwale and Nachingwea Districts, Lindi Region of the United Republic of Tanzania.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
May 31, 2011

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

The transaction is subject to satisfactory completion of due diligence procedures and was originally scheduled to close no later than 90 days after the contract dates. The parties are currently in negotiations to modify certain terms and the form of the agreement and to extend the due diligence period. The principal modifications expected on closing are as follows:

•	Combination of the GSL and GSTL acquisitions into one agreement;
•	The convertible debenture issuable in the equipment acquisition can be satisfied with restricted common shares of the Company with a stated value of $0.75 per share.

On April 6, 2011 the Company and Mr. Mkuvia Maita, the original owner of the mining licenses and other rights to be acquired in the GSL transaction, entered into a settlement agreement pursuant to which the Company satisfied certain GSL obligations to Mr. Mkuvia Maita. GSL had been delinquent in certain of those payments. The Company paid $200,000 on execution of the settlement agreement, of which $190,000 was applied towards the $585,000 in obligations being assumed in the Gold Standard transaction. In consideration of this payment, pursuant to the settlement, the Company assumed certain of Mr. Mkuvia Maita’s security interests in the GSL assets, Mr. Mkuvia Maita withdrew a joint venture termination notice that had been issued to GSL, delivered the mining license to counsel to be held in escrow and to be delivered to the Company upon closing the GSL transaction and agreed to cooperate in the physical transfer of certain GSL and GSTL assets physically in his possession.

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
May 31, 2011

NOTE 4 -   Convertible Notes – Related Parties

On November 27, 2009, the Company issued two $50,000, 11% convertible notes for total proceeds of $100,000 to  a director (formerly a significant shareholder and special advisor) and to another significant shareholder.  These notes were due and payable on November 27, 2010.   In addition, each noteholder received a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.05 for a term of three years.  The Company calculated an associated beneficial conversion feature and discount of $100,000, which amount was reflected as a discount of the face amount of these debentures on the date of the transaction.  The amount was determined using the relative fair value method.   The Company estimated the fair value of the warrant using the Black-Scholes option pricing model with the following assumptions: an expected life of three years, a risk-free interest rate of 2.57%, and a dividend rate of 0% and an expected volatility of 116%. This discount was accreted to interest expense over the term of the debentures, and was reflected as a non-cash charge in the accompanying financial statements of which $75,890 was included in interest expense in the year ended August 31, 2010 and $24,110 for the nine months ended May 31, 2011.

On November 27, 2010, the holders of the convertible notes elected to convert these notes, plus an aggregate of $11,000 in interest earned, into 2,220,000 shares of common stock at the conversion price of $0.05 per common share.

In the nine months ended May 31, 2011, the 2,000,000 warrants were exercised for proceeds of $100,000.

NOTE 5 - Other Related Party Transactions

At May 31, 2011, the Company was indebted to its Chief Executive Officer (“CEO”) in the amount of $10,669, including amounts due for accrued compensation.  At August 31, 2010, the CEO was indebted to the Company in the amount of $39,668. This represents net amounts advanced for travel and mining related expenses to be incurred while in Tanzania.

At May 31, 2011 and August 31, 2010, $29,685 and $32,000, respectively, was owing to a significant shareholder, director and special advisor for consulting services. On March 23, 2011 $50,000 of this amount was offset by the director for the exercise of warrants to purchase 1,000,000 shares of common stock, which is included in the 2,000,000 warrants exercised as described in Note 4.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 6 – Commitments and Contingencies

a.
On March 8, 2010, the Company was served with a Writ of Summons from its former general counsel, Lang Michener LLP of Vancouver, Canada, for the collection of its alleged uncollected fees in the amount of approximately $105,000.  On November 23, 2010, the parties settled this litigation and the Company paid approximately $75,000 in full satisfaction of the debt resulting in a gain of approximately $30,000. Mutual releases were exchanged by the parties.

b.
Effective June 4, 2010, the Company entered into an Advisory Agreement with Mr. Mkuvia Maita (“Advisor”), the original owner of the prospecting licenses of the Mkuvia Gold Project. The initial term of the agreement is for a three year period. The Advisor or the Company may terminate this Agreement at any time by giving the other party ninety (90) days prior written notice of termination.  This Agreement may be renewed for successive one-year periods on mutually acceptable terms. Compensation is comprised of $1,000 for each Director’s meeting the Advisor attends and 300,000 shares of common shares of stock of the Company as follows: 50,000 shares vested upon signing, 75,000 shares issuable on June 4, 2011; 75,000 shares issuable on June 4, 2012 and 100,000 shares on June 4, 2013. In the year ended August 31, 2010, the Company recognized $2,000 in fees paid and $19,500 in stock based compensation, which was the fair market value of the 50,000 shares issued. In the nine month periods ended May 31, 2011 the Company incurred $1,000 in fees under this arrangement.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
May 31, 2011

NOTE 6 – Commitments and Contingencies, continued

c.
On December 4, 2010, effective July 28, 2010, the Company entered into an employment agreement with a Director of Corporate Communications, Strategic and Technical Advisor. The term of the agreement is two years, automatically renewable for successive one year terms unless terminated by either party on 60 days advance notice. The contractual annual salary is $93,600 plus bonuses at the discretion of the Board of Directors. The employee is entitled to 200,000 common shares of the Company, 100,000 vesting on commencement and 100,000 vesting six months thereafter. In addition, the employee was granted non-qualified stock options to purchase 300,000 shares of common stock, which shall vest at the rate of 37,500 options per quarter from the effective date. The options granted are exercisable at $0.60 per share and have a five year life. The Company estimated the fair value of the stock options to be $132,522 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of five years, risk-free interest rate of 0.61%, a dividend and forfeiture rate of 0% and a volatility of 143.7%.  The amount is being amortized ratably over the initial expected two years term of service. Results of operation include stock based compensation in the amount of $55,217 for the nine month periods ended May 31, 2011 with respect to the stock options and $41,667 for the nine month periods ended May 31, 2011 with respect to the amortization of the fair value of the shares granted.

d.
On April 29, 2011, effective May 1, 2011, the Company entered into an executive agreement with a current member of its board of directors (“Director”) for advisory services with respect to strategic, financial and regulatory issues. The term of the agreement is two years, subject to termination for cause. The contractual base compensation shall be $6,000 per month, increasing to $9,000 per month immediately after the Company reports two consecutive quarters of positive cash flow from operations and further increasing to $12,000 per month immediately after the Company reports two consecutive quarters of positive net income.  Bonuses are payable at the discretion of the Board of Directors. In addition, 200,000 shares of common stock are issuable upon the attainment of certain production levels as defined in the agreement and the attainment of the aforementioned operating results, up to an aggregate of 1,000,000 shares. Under the agreement, the director was granted non-qualified stock options to purchase 1,375,000 shares of common stock – 375,000 vesting and exercisable on execution, and 250,000 becoming exercisable at the end of each successive six month period commencing on the effective date. The options include a cashless exercise provision. The options granted are exercisable at $0.50 per share and have a five year life. Notwithstanding the vesting provision, all options shall become fully vested in the event of a change in control, as defined in the agreement.  The Company estimated the fair value of the stock options to be $1,118,334 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of three and one half years, risk-free interest rate of 1.01%, a dividend and forfeiture rate of 0% and a volatility of 116.5%.  The $305,276 value of the options vesting on grant was expensed on grant and the remainder is being amortized ratably over the two year vesting term. Results of operation include stock based compensation in the amount of $339,153 for the nine month period ended May 31, 2011.

e.
On April 29, 2011, effective May 1, 2011, the Company entered into an executive agreement with the Chief Executive Officer (“CEO”). The term of the agreement is two years. The contractual base compensation shall be $14,000 per month, increasing to $21,000 per month immediately after the Company reports two consecutive quarters of positive cash flow from operations and further increasing to $28,000 per month immediately after the Company reports two consecutive quarters of positive net income.  Bonuses are payable at the discretion of the Board of Directors. In addition, 200,000 shares of common stock are issuable upon the attainment of certain production levels and the attainment of the aforementioned operating results, up to an aggregate of 1,000,000 shares. Under the agreement, the director was granted non-qualified stock options to purchase 1,375,000 shares of common stock – 375,000 vesting and exercisable on execution, and 250,000 becoming exercisable at the end of each successive six month period commencing on the effective date. The options include a cashless exercise provision. The options granted are exercisable at $0.50 per share and have a five year life. The Company estimated the fair value of the stock options to be $1,118,334 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of three and one half years, risk-free interest rate of 1.01%, a dividend and forfeiture rate of 0% and a volatility of 116.5%.  The $305,276 value of the options vesting on grant was expensed, and the remainder is being amortized ratably over the two year vesting term. Results of operation include stock based compensation in the amount of $339,153 for the nine month period ended May 31, 2011.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
May 31, 2011

 NOTE 6 – Commitments and Contingencies, continued

f.
On June 27, 2011, effective on February 1, 2011, the Company entered into an agreement with a consultant to continue to assist management on a part time basis in the role of interim chief financial officer (“Consultant”) through May 31, 2012. Compensation for these services is at the rate of $4,800 per month based upon 40 hours per month plus additional compensation at the rate of $120 per hour in excess of 40 hours. Consultant shall have the right to receive compensation in shares valued at $0.75 per share, at his option. This hourly rate shall increase to $200 per hour immediately after the Company reports two consecutive quarters of positive cash flow from operations.  Under the agreement, the Consultant was granted non-qualified stock options to purchase 150,000 shares of common stock – 60,000 vesting and exercisable on execution, and 7,500 becoming exercisable each month commencing on June 1, 2011 for the remaining term of the agreement. The options granted are exercisable at $0.75 per share and have a five year life. The options include a cashless exercise provision. The Company estimated the fair value of the stock options to be $114,889 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of three and one half years, risk-free interest rate of 1.04%, a dividend and forfeiture rate of 0% and a volatility of 116.5%.  The $46,002 value of the options vesting grant was expensed on grant ($46,002), and the remainder is being amortized ratably over the one year term. Results of operation include stock based compensation in the amount of $46,002 for the nine month period ended May 31, 2011. (Nil for the corresponding period of the preceding year.)

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

b)       On January 29, 2010, the Company entered into an agreement with a consultant to assist management on a part time basis in the role of interim chief financial officer (“Consultant”) for a six-month period which commenced on February 1, 2010.  Compensation for these services  was agreed at the rate of $6,500 per month for half-time services , 60,000 shares of common stock, plus a signing bonus of 50,000 shares of common stock, (which shares had a combined fair market value of $22,000 at the date of grant).  The fair value of these issuances was expensed ratably over the period of service.  The arrangement has been continued on a month-to month basis since expiration.  Approximately $18,345 in stock based compensation (resulting in the issuance of 91,725 common shares) is included in management services for the nine months ended May 31, 2011.

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

d)      In the period from October 18, 2010 through May 25, 2011, the Company conducted an offering of our equity securities pursuant to Rule 506 of Regulation D and Regulation S and received proceeds of $4,300,000 for the sale of 8,600,000 Units at a price of $0.50 per Unit.  Each Unit consists of one common share and one common stock purchase warrant. One warrant is required to buy one common share, or an aggregate of 8,600,000 common shares in total, at a price of $1.00 per share. These warrants are exercisable for a period of up to two years from the closing date of each subscription.  The Company estimated the fair value of these warrants to be approximately $3,935,000 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of two years, risk-free annual interest rate ranging from 0.34% to 0.85%, a dividend rate and forfeiture rate of 0% and an expected range of volatility from 108.1% to 144.3%. This amount is reflected as a component of additional paid-in capital.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
May 31, 2011

NOTE 7 -   Common Stock , continued

e)      As more fully described in Note 6c, on December 4, 2010, an employee was granted 200,000 shares of restricted common stock pursuant to an employment agreement effective July 28, 2010.

Stock Options and Warrants

On October 15, 2009, the Company granted 150,000 stock options to a consultant at an exercise price of $0.05 per share for a term of 5 years.  These options vest 25% every three months over a period of one year.  The Company estimated the fair value of these options that vested to be $18,369  using the Black-Scholes option pricing model with the following assumptions: an initial expected life of three years, a risk-free interest rate of 0.46% to 2.57%, a dividend rate of 0% and an expected volatility of 104% to 121%.  The remainder of stock-based compensation for these options of $18,369 was recorded as consulting fees during the nine months ended May 31, 2011.

On November 1, 2009, the Company granted 150,000 stock options to a consultant at an exercise price of $0.05 per share for a term of 5 years.  These options vest 25% every three months over a period of one year.  The Company estimated the fair value of these options that vested to be $18,369 using the Black-Scholes option pricing model with the following assumptions: an expected initial life of three years, a risk-free interest rate of 0.46% to 2.57%, a dividend rate of 0% and an expected volatility of 103% to 121%. The remainder of stock-based compensation for these options of $18,369 was recorded as consulting fees during the nine months ended May 31, 2011.

On January 20, 2010, the Company granted 40,000 stock options to a consultant at an exercise price of $0.05 per share for a term of 5 years.  These options vest 25% every three months over a period of one year.  The Company estimated the fair value of these options that vested to be $12,309 using the Black-Scholes option pricing model with the following assumptions: an expected initial life of three years, a risk-free interest rate of 0.52% to 2.57%, a dividend rate of 0% and an expected volatility of 117% to 121%.  Stock-based compensation of $12,309 for the nine month periods ended May 31, 2011 was recorded as consulting fees.

On May 15, 2010, the Company granted 200,000 stock options to a consultant at an exercise price of $0.35 per share for a term of two years. These options vest 20% on grant and 20% every three months over a period of one year. The Company estimated the fair value of the options that vested to be $40,867 using the Black-Scholes option pricing model with the following assumptions: an expected life of two years, a risk-free interest rate of 0.52% to 1.28%, a dividend rate of 0% and an expected range of volatility of from 117% - 139%. Stock-based compensation of $40,867 for the nine month periods ended May 31, 2011 was recorded as consulting fees.

In accordance with the terms of an advisory agreement entered into on April 24, 2010, the Company granted additional warrants to purchase 50,000 shares of the common stock of the Company at $0.35 per share payable on October 24, 2010. The warrants have a five year life and contain a cashless exercise provision. Stock-based compensation of $28,000 for the nine months ended May 31, 2011 was recorded related to these warrants. The Company estimated their fair value using the Black-Scholes option pricing model with the following assumptions: an expected life of three years, a risk-free interest rate of 0.52%, a dividend rate of 0% and an expected volatility of 117%.

Refer also to Note 6.

 During the nine month period ended May 31, 2011:

a)
Holders of 612,500 compensatory stock options, exercisable at $0.05 per share, exercised their cashless exercise rights and received 571,311 restricted common shares. The total intrinsic value of these options exercised on a cashless basis in the period ended May 31, 2011 approximated $404,000;

b)
The holder of 40,000 compensatory stock options, exercisable at $0.05 per share, exercised his option to purchase 40,000 restricted common shares for which the Company received proceeds of $2,000. The total intrinsic value of these options exercised in the period ended May 31, 2011 was $42,000.

c)	Warrants issued in the private placements described in Note 7 above were exercised to acquire 445,000 shares for net proceeds of $132,500.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
May 31, 2011

 NOTE 8 - Subsequent Events

a)	Subsequent to May 31, 2011, the Company received proceeds of $177,500 for 355,000 Units in the private placement which began on October 18, 2010.
b)	Subsequent to May 31, 2011, the Company received proceeds of $25,000 from the exercise of warrants to purchase 50,000 shares issued in prior private placement transaction.
c)
Effective on June 6, 2011 the Company entered into a two year employment agreement with a Controller. Base compensation shall be payable at the rate of $100,000 per annum, and $125,000 per annum after the initial 90 day period for the remainder of the agreement. The Controller was granted non-qualified common stock purchase options to purchase 200,000 shares of the Company’s common stock at $0.75 per share. These options have a five-year life and include a cashless exercise feature. The options shall vest with respect to 25,000 shares on September 6, 2011 and 25,000 at the end of each three months thereafter commencing on December 6, 2011 until fully vested. Further, on September 6, 2011, after the expiration of the initial 90 day period, the Company is obligated to grant the Controller 25,000 shares of restricted common stock of the Company, of which 10,000 shall vest on the grant date and 15,000 on December 6, 2011. The Controller is also entitled (i) to participate in all Company sponsored benefit plans (ii) to an annual bonus at the discretion of the Board of Directors; and (iii) a salary increase once the Company attains positive operating cash flow.

 The Company evaluated subsequent events through the financial statement filing date.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
May 31, 2011

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

The following discussion of our plan of operations, results of operations and financial condition for the comparative three and nine month periods ended May 31, 2011 should be read in conjunction with our unaudited interim financial statements and related notes for the comparative three and nine month periods ended May 31, 2011 included in this quarterly report.   This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, some of which are outside our control.

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

Due to our lack of operating history and lack of operating revenues, uncertainty on the availability of adequate financial resources to support operations and to fund future payment obligations associated with the acquisitions of the Mkuvia Gold Project, the Kapinga Gold Property and,(assuming a closing) the Gold Standard Property, there exists substantial doubt about our ability to continue as a going concern. Even if we (i) complete our current exploration and test mining program related to the Mkuvia Gold Project, (ii) consummate the Kapinga and Gold Standard transactions and secure our first mining license and (iii) we are successful in identifying mineral deposits, we will have to spend substantial funds on further drilling and engineering studies, mining equipment and/or contractors before we will know if we have a commercially viable mineral deposit or reserve. Our plan of operations for the next twelve months is to obtain the funding necessary for the continued exploration, development of the Mkuvia Gold Project and commencement of exploration and mining operations on the Gold Standard property. Further, there are other potential exploration properties currently under review.

Liquidity and Financial Condition

At May 31, 2011, we had cash of $2,465,000 and working capital of $1,368,000, including a current liability of $950,000 to Douglas Lake Minerals (see Note 2).  In addition to working capital requirements, our need for liquidity includes payment obligations remaining under our Mkuvia Gold Property and other property purchases. With respect to the 125 Sq Km Mkuvia Property rights acquisition, the Company will be required to make (i) a payment of $400,000 to Douglas Lake Minerals upon the issuance of the initial mining license; and (ii) three additional payments of $750,000 within 12, 24 months and 36 months of that date.  The Company has the option to satisfy the final $750,000 payment (which would be due on September, 2013, should the mining license be issued in September 2010) by issuing shares of its common stock based upon the Volume Weighted Average Price (“VWAP”) for the 10 days immediately preceding the payment date.  In connection with the acquisition of the rights to the 225 sq km of the Mkuvia Gold Project executed on June 16, 2010 we have remaining obligations to pay $450,000 on June 1, 2011; $1,000,000 on June 1, 2012; and $1,000,000 on June 1 2013. The Company has the option to satisfy the final $1,000,000 payment due on June 1, 2013, by issuing shares of its common stock based upon the Volume Weighted Average Price (“VWAP”) for the 20 days immediately preceding the payment date. Complete details of these agreements are included elsewhere in this document. The Purchase Agreements also provide us with the option to increase our interest from the current 70% to 75% of the Project by making an aggregate payment of an additional $2,000,000 to Douglas Lake. Therefore, in total with respect to the entire 380 sq km of the Project, we have the option to increase our interest from 70% to 75% for $2,000,000. The convertible debentures are payable in three equal payments due six, twelve an eighteen months after closing,  plus accrued interest on the declining balance. The holders may elect to receive in payment of any portion of interest and/or principal restricted common shares of the Company valued at $0.50 per share.  We are currently in discussions with Douglas Lake to modify certain terms, including payment terms, of these agreements.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
May 31, 2011

In fiscal 2011 and July 10, 2011, we received additional funding as follows:

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

In the period from October 18, 2010 through May 25, 2011, we conducted an offering of our equity securities pursuant to Rule 506 of Regulation D and Regulation S and received proceeds of $4,300,000 for the sale of 8,600,000 Units at a price of $0.50 per Unit.  Each Unit consists of one common share and one common stock purchase warrant. One warrant is required to buy one common share, or an aggregate of 8,600,000 common shares in total, at a price of $1.00 per share. These warrants are exercisable for a period of up to two years from the closing date of each subscription. Further, as of the closing date of this private placement of May 25, 2011 we had accepted subscriptions for an additional 610,000 Units which if receive would result in additional proceeds of $305,500.  From June 1, 2011 to July 10, 2011, additional proceeds of $177,500 for 355,000 of these subscribed Units were received. We cannot predict if the remainder of these subscriptions will be collected or we may cancel these subscriptions at any time.

On November 27, 2010, the holders of our 11% convertible debentures and accrued interest in the aggregate amount of $111,000 elected to convert these securities into 2,220,000 common shares, extinguishing this obligation.

In the period from September 1, 2010 through July 10, 2011, holders of warrants issued in the private placement described in Note 7 to the Notes to the Unaudited Consolidated Financial Statements to purchase an aggregate of 495,000 shares of our common stock exercised their rights for which we received $157,500 in proceeds.

In November, 2010, the holder of a default warrant issued in connection with a $75,000 bridge loan (which itself was converted in March 2010) exercised this warrant, for which we issued 1.5 million common shares and received proceeds of $75,000.

On March 23, 2011 a significant shareholder, adviser and director of the Company exercised a warrant acquired in the convertible debenture financing to purchase 1,000,000 shares of common stock. The $50,000 in proceeds was realized by the reduction of consulting advisory fees otherwise payable to this director. On May 20, 2011, the holder of the remaining warrant acquired in the 11% convertible debenture financing exercised his warrant to purchase 1,000,000 shares of common stock for which we received $50,000 in proceeds.

On April 19, 2011the holder of 40,000 compensatory stock options, exercisable at $0.05 per share, exercised his option to purchase 40,000 restricted common shares for which the we received proceeds of $2,000.

In addition, the following common stock purchase options and warrants were outstanding as of May 31, 2011 with various expiration dates over the next five year period:

	Number of shares issuable		Proceeds if exercised
Shares issuable upon exercise of warrants - July 2009 private placement	200,000		$10,000
Compensatory warrant exercisable for shares to CEO	1,100,000	(a)	55,000
Compensatory warrants exercisable for shares to principal director and related party	1,500,000	(a)	75,000
Compensatory warrant/options exercisable for shares – others	775,000	(a)	38,750
Bridge Loan – principal investor – shares issuable upon conversion of warrants	390,000		108,750
Shares issuable upon conversion of 880,000 warrants issued in December 2009 private placement	440,000		110,000
Shares issuable upon conversion of 5,186,000 warrants issued in April 2010 private placement	2,593,000		1,296,500
Shares issuable upon conversion of 8,600,000 warrants issued in October 2010 private placement	8,600,000		8,600,000
Compensatory stock options – employment agreements	3,200,000	(a)	1,667,500
Total	18,798,000		$11,961,500

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
May 31, 2011

If all of the warrants were exercised we could receive an additional $10.2 million in proceeds, excluding proceeds of $1,782,000 of securities with cashless exercise provisions. We cannot however predict if market conditions would be favorable, or that the various holders would exercise their rights even if the various exercise prices were lower than the market price of our shares.

(a)	These securities include cashless exercise provisions.

Future Financings

We anticipate that any future additional funding will be in the form of equity financing from the sale of our common stock or other securities convertible into our common stock. In addition to equity and equity related financing sources, we believe that debt financing may be a viable alternative for funding additional phases of exploration and to fund actual mining operations once production commences.  However, while management believes that it will be successful, there can be no assurance that any potential subsequent financings will be, or that any funds raised will be sufficient for us to conduct and sustain our operations, fund our obligations under property acquisition agreements and pay our expenses for the next twelve months. In the absence of such financing, we will not be able to continue exploration of our joint venture prospecting licenses for the Mkuvia Gold Mining Project, the Kapinga Gold Project or the Gold Standard prospects and our business plan could fail.  Even if we are successful in obtaining debt or equity financing to fund our various acquisition and exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of any prospecting licenses we presently have or that we may acquire or that the any project will yield commercially viable levels of minerals.  If we do not continue to obtain additional financing, we will be forced to limit or abandon our plan of operations.

Results of Operations for the year three and nine months ended May 31, 2011.

Mining exploration and preoperating costs

In the three months and nine months ended May 31, 2011, we incurred approximately $386,000 and $960,000, respectively in mineral exploration and preoperating costs   as compared to $0 in the comparable periods of the preceding year. These costs include the establishment of base camp operations on the Mkuvia, housing facilities, salaries of full time and part time personnel, security personnel, operating personnel and equipment related costs of test mining activities; and administrative office and personnel costs of Dar es Salaam office. It is expected that these costs will increase in future quarters as operations expand.

Consulting Services

In the three months and nine months ended May 31, 2011, we incurred approximately $436,000 and $629,000, respectively in consulting costs as compared to $233,000 and $386,000 in the comparable periods of the preceding year. We are incurring fees for board level advisory and members to assist us in operations in Tanzania and in support of board of directors and financing activities and strategies, and other legal and administrative support. Of the total amount incurred in 2011, approximately $130,000 was required to be satisfied in cash, and $499,000 was in stock based compensation.

Interest and Financing Fees

In the three months and nine months ended May 31, 2011, we incurred approximately $124,000 and $380,000, respectively, in interest and financing fees as compared to $853,000 and 944,000 in the comparable periods of the preceding year. Of the amount incurred in 2011, approximately $7,000 was required to be satisfied in cash, approximately $373,000 were non-cash financing costs related to the fair value of derivative instruments issued in connection with the 11% convertible debentures ($24,000) and the accretion of debt discount related to the amounts due Douglas Lake minerals ($349,000). Preceding year interest and financing fees included $788,000 and $851,000 non-cash financing fees associated with a bridge loan for the three months and nine months ended May 31, 2010.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
May 31, 2011

Management Services

In the three months and nine months ended May 31, 2011, we incurred approximately $576,000 and $834,000, respectively, in management services as compared to $89,000 and $169,000 in the comparable periods of the preceding year. The increase reflects the full time services of our CEO in the current period as compared to the preceding year’s comparable period, the retention of a CFO on February 1, 2010 and of a director of corporate communications in July 2010.  Of the total amount incurred in 2011, approximately $292,000 was required to be satisfied in cash, and $542,000 was in stock based compensation representing the fair value of compensatory stock options and warrants and common shares earned.

General and Admininstrative, Professional Fees, and Shareholder Relations

In the three months ended May 31, 2011, we incurred approximately $229,000 and $665,000, respectively, (excluding costs related to mining operations) of these costs as compared to $133,000 and $211,000 in the comparable periods of the preceding year. These expenses increased in a manner consistent with the increased complexity and scope of operations of the company, including the retention of investor relations firms to enhance our profile in the public markets, travel and related costs arising from attendance at various industry and investor conferences, directors and officers insurance and additional support staff and facilities costs.

Net Loss

We had a net loss of approximately $1,765,000 and $3,491,000 for the three and nine month periods ended May 31, 2011 as compared to a net loss of approximately $1,307,000 and $1,711,000 for the comparable periods of the preceding year.  Our net loss from inception of the Company on May 3, 2006 until May 31, 2011 approximated $6,488,000. Our net loss for the nine months ended May 31, 2011 is attributable to the execution of our business plan to become a gold producing mining company.  For the nine months ended May 31, 2011, stock based compensation approximated $897,000, non-cash financing costs approximated $373,000, depreciation and amortization approximated $47,000 and common stock issued for services approximated $101,000 for an aggregate of $1,398,000 in non-cash costs included in results of operations.

Going Concern

We are in the exploration stage and have not generated revenues since inception.  We have incurred significant losses to date and further losses are anticipated raising substantial doubt about the ability of our Company to continue operating as a going concern.  The continuation of our Company as a going concern is dependent upon our ability to obtain necessary equity financing to continue operations, meet the Douglas Lake and other obligations and to determine the existence, discovery and successful exploitation of economically recoverable reserves on our resource properties and ultimately on the attainment of future profitable operations. Since inception to May 31, 2011, we had accumulated losses of $6,488,000.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
May 31, 2011

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

The Company accounts for asset retirement obligations by recording the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As of May 31, 2011, the Company has not incurred any potential costs related to the retirement of mineral property interests since commercial mining operations have not commenced.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to certain material weaknesses in our internal control over interim financial reporting as of May 31, 2011, as described in our management’s report on internal control over financial reporting included in our annual report on Form 10-K for our fiscal year ended August 31, 2010, which deficiencies have not been remedied as of May 31, 2011.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
May 31, 2011

Changes in Internal Control over Financial Reporting

Effective February 1, 2010, we retained an interim CFO. Effective on June 6, 2011 we retained a Controller. We believe their participation has and will strengthen internal controls, and certain new controls have been installed or are in the process of being designed and implemented.  We believe that this did and will continue to improve and strengthen our internal controls over financial reporting.

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

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
May 31, 2011

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

On May 25, 2011, pursuant to a final amended Form D filed with the Securities and Exchange Commission for the sale of units consisting of  one share and one warrant. Each unit consists of one share of restricted common stock at a price of $0.50 per share and one warrant. One warrant is required to purchase one share of stock at a price of $1.00 per share.  Each warrant is exercisable for a period of two years.  Shares acquired by these investors are not registered under the Securities Act. Through May 25, 2011, the Company has sold a total of 8,600,000 Units to 96 investors and received proceeds of $4,300,000. As of May 25, 2011, the Company had accepted subscriptions for an additional 610,000 units which if received would result in additional proceeds of $305,500.  From June 1, 2011 to July 10, 2011, additional proceeds of $177,500 for 355,000 of these subscribed Units were received. We cannot predict if the remainder of these subscriptions will be collected, or we may cancel these subscriptions at any time.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
May 31, 2011

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

RUBY CREEK RESOURCES, INC.

/s/ Robert Slavik
Robert Slavik
President, Chief Executive Officer, Director.

Dated: July 15, 2011

/s/ Myron Landin
Myron Landin, CPA
Chief Financial Officer

Dated: July 15, 2011