Form 10-K
period 2011-08-31
Ruby Creek Resources, Inc.
filed 2011-12-14
CIK 1379810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended on August 31, 2011 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

RUBY CREEK RESOURCES, INC.
(Exact name of registrant as specified in Charter

NEVADA 000-52354

26-4329046
(State or other jurisdiction of (Commission File No.)   (IRS Employee Identification No.) (Incorporation  or organization)

750 3rd Avenue, 11th Floor, New York, NY 10017
(Address of Principal Executive Offices)

(212) 679-5711
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.  Yes ☐   No ☐

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐    Accelerated Filer ☐

Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes   ☐ No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 6, 2011 computed by reference to the price at which the registrant's common equity, as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $17,728,000.

The registrant had 41,792,415 shares of common stock outstanding as of December 6, 2011.

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

REFERENCES

As used in this annual report: (i) the terms "we", "us", "our", "Ruby Creek" and the "Company" mean Ruby Creek Resources Inc.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the United States Securities Act of 1933 , as amended; (iv) "Exchange Act" refers to the United States Securities Exchange Act of 1934 , as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

PART I

ITEM 1. BUSINESS

Name and Incorporation

The Company was originally incorporated in the Province of British Columbia, Canada on May 3, 2006.  On January 29, 2009, we changed our corporate jurisdiction to the State of Nevada and established our authorized capital at 500,000,000 common shares with a par value or $0.001.  We are currently considered an exploration or exploratory stage company as we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of commercially viable reserves of ore, as more fully discussed under Our Business below.

Our office is located at 750 3rd Avenue 11th Floor, New York, NY USA 10017; our telephone number is (212) 679 - 5711.

History and Background of our Properties

On November 7, 2009 we entered into a Purchase Agreement with Douglas Lake Minerals Inc. (“Douglas Lake”), for a 70% interest in the exclusive mineral and mining rights to 125 square kilometers of the 380 square kilometer Mkuvia Gold Project located in the south of Tanzania.  Consideration for this transaction was $3,000,000 for cash and a series of payments over 3 years. (See Note 4a to the Consolidated Financial Statements included elsewhere herein).

Effective on June 16, 2010, pursuant to an additional Purchase Agreement, we acquired the remaining 70% interest in the exclusive mineral and mining rights in the remaining 255 square kilometers of the Mkuvia Gold Project from Douglas Lake for $6 million. Of this amount $3.2 million was satisfied by the issuance of 4 million shares of our common stock, cash and payments due over a three-year period, a portion of which can be paid in common shares. (See Note 4c to the Consolidated Financial Statements included elsewhere herein)

The parties to the preceding Purchase Agreements created a Tanzanian joint venture company (“RCRTz”) formed for the ownership and management of the combined 380 square kilometer Mkuvia Gold Project. The joint venture company, held 70% by the Company, 25% by Douglas Lake and 5% by Maita (the original prospecting license owner) will be the operating company holding the mineral rights to the 380 square kilometers of land, under our control. With respect to the additional 255 sq km of the Mkuvia Gold Project RCRTz also assumed control of the permitting and licensing processes. Maita’s 5% interest shall vest when RCRTz obtains a mining license over a portion of the area covered by the prospecting licenses relating to the 380 sq km of the Project and a retention license over the balance for the area.

As a result of the foregoing, the Company controls the exclusive mineral and mining rights to the entire 380 sq km acquired in the preceding transactions.

On August 23, 2011, under terms of the original September 9, 2010 Kapinga acquisition, the transfer of 100% ownership of the original prospecting license covering the 334 sq km was recorded in the name of Ruby Creek with the Commissioner For Minerals of the Ministry of Energy and Minerals. Effective on September 9, 2011, pursuant to earlier agreements which were modified by the parties, we acquired the mineral and mining rights to the 334 sq km Kapinga property, and to an additional 15 sq km. Closing is subject to obtaining a prospecting licenses for 100% ownership of all property rights in our name, among other matters related to proper issuance of licenses respecting the entire 350 sq km property.

In September 2010, the Company began a program to further expand its land and mining rights holdings in the area contiguous to the Gold Plateau Project after recognizing multiple extensions of gold showings with artisanal workings. As a result of the above acquisitions and a series of other announced acquisitions, Ruby Creek’s Gold Plateau Project (presuming closing of all pending transactions) will be 1500 contiguous sq km (579 sq miles) now including 1 Mining License (Gold Standard), and more than 15 prospecting licenses.  These properties all have similar characteristics of coarse surface sand and repeating layers of highly weathered conglomerate and clay, which is locally generally indicative of gold bearing material in this region.

On November 29, 2011 we concluded the acquisition of a 95% interest in Gold Standard Tanzania Ltd, (“GSTL”). GSTL’s assets include a 10 year, 10 square kilometer mining license issued in September 2010, and other assets including two Prospecting License Joint Ventures of 39 and 89 square kilometers, a Regional Environmental Report on the combined 139 square kilometer property, mining equipment and an established mining camp. The purchase price was $3,000,000 in cash, promissory notes and stock, as well as the assumption of $585,000 in GSTL liabilities. (See Note 4e to the Consolidated Financial Statements included elsewhere herein). The property is immediately adjacent to and on the west-northwest border of the Company’s Gold Plateau Project.

Gold mineralization in the area was first discovered by the Geological Survey of Tanzania, which conducted a country wide geochemical survey program.  STAMICO, the State Mining Corporation, reported volumes of up to 12 grams per ton of gold in heavy mineral concentrates in the current rivers including the Mbwemkuru.  Small-scale artisanal gem mining commenced in 2002.  However, significant amounts of gold were recovered and the area quickly turned to gold mining.  Only recently did modern exploration begin.

In 2009, Douglas Lake retained a qualified geologist and obtained a 43-101 Technical Report based on the results of their $2 million exploration program.  An inferred resource of 27,500 ounces graded 0.30 g/cubic meter was reported (the economic cut-off is 0.10 g/cubic meter at $1400 gold).  This explored area is less than 0.10% of the entire Gold Plateau Project.

Ruby Creek established a mining camp in this remote area on August 1, 2010 that now has approximately 100 Ruby Creek employees.  Prospecting and test mining operations are expanding on other locations potentially leading the Company to its second mining license.

All of the foregoing properties are located in the Liwale and Nachingwea Districts, Lindi Region of the United Republic of Tanzania.

Led by a team of geologists in February 2011, Ruby Creek identified a heavily oxidized sulphide outcrop approximately 6 km south of the Gold Plateau Camp. Ruby Creek intends to coordinate a surface exploration with geophysical and geochemical work to further define potential gold source hard rock targets.  Subject to exploration results, we anticipate that we will commence a drill program in late 2012.

Mining Infrastructure and Equipment

Ruby Creek began developing infrastructure to support gold production in early August 2010.  Upon closing the initial property acquisitions, we established a mining camp to house staff and support operations, which today houses over 100 employees and contractors. The camp is equipped with comfortable accommodations, fully staffed kitchen facilities, laundry, entertainment and sports.  Farms were added and helicopter landing pads were added and a medical clinic opened in May 2011 for treatment of employees and our neighboring villagers. We support community projects and we are focused on education and health. We conduct several educational programs including opening a schoolhouse on August 1, 2011.  Road improvement and construction continues. Ruby Creek is expanding its mechanical and fabrication facilities and is adding an airstrip.

Through a series of purchases in Tanzania we obtained numerous pieces of essential mining equipment.  We have 5 excavators, loaders, 2 bulldozers, 5 dump trucks, trommels, jigs, high volume concentrators and fuel, transport and support trucks.  We believe that our present processing capacity is in excess of 200 tons/hour.  We are planning a 500-ton/hour plant followed by a 1,000 ton/hour production plant which are contingent upon satisfactory mining results and availability of additional capital.

Mining and Geology

JCD and JFPS Projects, a consulting engineering firm based in South African, plans, develops and oversees our processing activity.  The Companies were founded and are led by Managing Directors Johan Coetzee and Johan Viljoen.  They have designed, developed and worked all aspects of modern mines and equipment ranging from mine startup operations through to major production.  They are also designing both the medium scale plant to triple our expected initial 200 tons/hour processing rates.

Our geology team is led by Chief Geologist Jan Serfontein.  Jan has explored for a wide range of precious and base metals in many African countries.  He co-founded an exploration company which was successfully listed on the AIM Exchange in London, Cluff Platinum Ltd, which resulted in the highly successful Blue Ridge platinum mine.  Jan earned a Geology degree from the University of Pretoria where he was later honored for his exploration work.  Jan is leading the current exploration of our Gold Standard mining license area for the purpose of establishing an independent valuation of potential reserves..

Robert Gray is our onsite Project Manager.  Bob served as an Infantry Officer in the Rhodesian Regular Army.  Following his service he attended the University of South Africa obtaining a Bachelor of Science and Master’s Degree in Business Leadership.  He has a broad knowledge of the African minerals industry, particularly in gold, diamonds, dimension stone, coal, tantalum, and titanium.

We are an exploration stage company involved in the examination and investigation of land that we believe contains gold and possibly other valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent.  There is no assurance that a commercially viable mineral deposit exists on any of our mining properties, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined.  We have no known reserves of any type of mineral.

Our Business

The Gold Plateau Project

The Gold Plateau project is located in southern Tanzania, approximately 150 km north of the Mozambique border. The acquisitions of these properties are described above under “History and background of our Mining Claims,” above.  Our Gold Plateau project will ultimately consist of 15 properties covering a combined area of 1500 sq km (579 sq miles) of highly prospective gold mineralized territory upon final closing of all transactions.  The following diagram shows the relative location of each property:

ML1 – Mining License

This property is a 10 sq km (3.9 sq miles), 10-year Mining License expiring September 2020, which gives us full rights to produce and sell gold and other valuable minerals. ML1 includes a large array of mining equipment.  The property is part of the purchase package of Gold Standard. This property is owned 95%.

GS 1 – Prospecting License

This property is located in the north-western part of the Gold Plateau.  GS 1 is 40 sq km (15 sq miles) in size.  The entire property has a Tanzania approved regional Environmental and Sociological Impact Assessment. The property is part of the purchase package of Gold Standard.  This property is owned 95%.

 GS 2 – Prospecting License

The property is located in the west by north-west edge of the Gold Plateau.  GS 2 is 89 sq km (35 sq miles) in size.  The entire property has a Tanzania approved regional Environmental and Sociological Impact Assessment.     The property is part of the purchase package of Gold Standard.  This property is owned 95%.

Kap 1,2,3 – Prospecting License

Ruby Creek acquired 350 sq km (135 sq miles) of the mineral and mining rights to the Kapinga property immediately adjacent and south of Mkuvia 2 Gold property.  The property consists of three prospecting license, Kap1, Kap2 and Kap3. The Kapinga is 100% owned.

Keigei – Prospecting License

The Keigei Property is located between Mk2/Mk3 and Kap1 properties.  It encompasses 200 sq km (77 sq miles) of highly prospective gold bearing sand and gravel.  This property is owned 95%.

Mk 1, Mk 2, Mk 3, Mk4 – Prospecting Licenses

The Mk prospecting licenses were the first acquired in the area in 2010. Exploration conducted by Douglas Lake Minerals in 2008 – 2009, produced a 43-101 technical report on a small, shallow section of the property.  Ruby Creek acquired a 70% interest in exclusive mineral and mining rights the total 380 sq km (148 sq mi) property. Douglas Lake conducted random spot surface exploration across the property which resulted in gold showings of up to 300 colors per pan of material.  Nearly every sample contained some gold, which is highly unusual for a surface deposit. Ruby Creek has been conducting a test mining program here since September 2010.

Tunduru – North– Prospecting License

Tunduru North is located between, adjacent to and south of the Kap2 property.  It encompasses 222 sq km (86 sq miles) of highly prospective land.   Final closing is awaiting issuance of a prospecting license to the Company. This property is owned 95%.

Tunduru – South– Prospecting License

Tunduru South is located between, adjacent to and south of the Tunduru North property.  It contains 155 sq km (60 sq miles) of highly prospective gold bearing sand and gravel.  Ruby Creek owns a 100% interest in the property.  This property is owned 95%.

Other

There are three small areas known as the DB properties (not shown on map) DB1, DB2 and DB3 that are located in strategic gaps within the prospecting license areas of the Gold Plateau. Combined, their total area is 48 sq km (18.5 sq miles). Upon completion of the issuance of required prospecting licenses to us we will own a 100% interest in the properties.

Present Condition and Current State of Exploration

The property sections that are the subject of our prospecting licenses are currently being worked by local artisan miners.  The property is considered undeveloped and does not contain any open-pit or underground mines other than artisanal operations and the results of our own test mining activities.

Tanzania

Overview

Tanzania is located in Central East Africa with about 1,400 km of coastline along the Indian Ocean.  Lying just south of the equator, Tanzania is East Africa's largest country.  It is well situated geographically bordering Burundi, Kenya, Malawi, Mozambique, Rwanda, Uganda, Zambia and the Democratic Republic of Congo.  It is the economic hub of East Africa providing natural access and commercial links to eight countries.  Tanzania is the right platform for businesses vying to develop or expand opportunities in the wider region.  The legal system is based on English common law.

Natural resources include: natural gas, gold, diamonds, nickel, cobalt, copper and other base metals, gemstones (apatite, niobium, tanzanite, corundum) iron ore, coal, hydropower, tin, phosphates, fisheries and forests.  Currently Tanzania is the 3rd largest gold producer in Africa.

History

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

Karoo System:  The Karoo System is a geologic system of rock formations in Africa covering 1,500,000 square km and extending from the Equator south to the Cape of Good Hope.  The Karoo System spans a period of about 100 million years, starting from the Permian or Carboniferous Period 300 million years ago,  to the Late Triassic Epoch 228-200 million years ago.  The geology of the Great Karoo consists largely of horizontally-bedded shales and sandstones.

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

The Archaean Shield or Tanzania Craton occupies the central-western part of the country.  It is comprised of high-grade metamorphic rocks and granite-greenstone belts in its northern portion.  The greenstone belts are host to the major gold deposits, which are currently the subject of intense exploration activity and mine development.  The Tanzania Craton is surrounded by two lower Proterozoic belts of crystalline high-grade metamorphic rocks, the Ubendian system to the west and the Usagaran System to the east.  The initiation of the East African Rift system led to the development of graben structures within the Usagaran-Ubendian rocks in southeast Tanzania.  The Karoo rocks are a sedimentary system that developed within intermountain basins formed by grabens.  They comprise continental sandstones, siltstones and shales of Permian to Lower Jurassic ages.  Total thickness of sediments is believed to be up to 6,000 meters.  The Luwegu Basin is the largest of the Karoo basins.  Other basins include those at Ruhuhu and the small basin at Mbamba Bay.

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

Employees

US and Corporate Operations:

In our corporate office in New York we employ the services of five individuals on a part or full time basis, including the CEO, CFO, Controller, Corporate Communications Director and an administrative/bookkeeper.

Tanzanian Operations:

Our Ruby Creek Tanzania operations office located in Dar es Salaam includes 2 administrators, five accounting and administrative personnel. Our operations based at the Gold Plateau Project camp include approximately 90 additional personnel. These personnel are engaged in geology, security, equipment maintenance and repairs, food preparation, services, facilities and transportation. In September 2011 we strengthened our management by adding a project manager, a chief geologist and retained a mining engineering firm.  As required, we plan to secure the services of  additional professionals, including geologists and consultants to assist in conducting our work programs on our mineral properties.

We also retain the services of a local contractor who provides us with additional mining personnel and equipment to conduct operations.
We believe that our current personnel are adequate, and that if additional personnel are required, they would be available at a reasonable cost.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

The following subsidiaries are or will be included our consolidated financial results.

Tanzania Ruby Creek Limited - 100%
Ruby Creek Resources (Tanzania) Ltd – 70% ownership
Ruby Creek Gold (Tanzania) Limited - 99% ownership
Ruby Creek Diamonds (Tanzania) Limited - 99% ownership
Gold Standard (Tanzania) Limited - 95% ownership

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
At August 31, 2011 we had cash of $1,836,877 and a working capital deficit of $266,289.  Accordingly, we have insufficient funds to enable us to complete the required phases of our acquisition or exploration program and satisfy our on-going general and administrative expenses over the next twelve months.  During the next six-month period, we anticipate that we will begin to generate revenues through operations, but which may not be at levels sufficient to support operations.  As such, we will be required to obtain additional financing in order to complete our planned acquisitions and operations over the next twelve months or any additional exploration to determine whether any mineral deposit exists on these claims.  While we are currently conducting a private placement of our securities, we may not be able to obtain sufficient financing from this or potential subsequent transaction financing when required.  Obtaining additional financing would be subject to a number of factors.  These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.  If we are unable to obtain additional financing when needed, our business plan may fail.

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
We have incurred an accumulated deficit of $7,990,996 for the period from May 3, 2006 (inception) to August 31, 2011, and have no revenues to date.  Our future viability is dependent upon our ability to obtain financing and upon future profitable operations from the development of our joint venture projects.  These factors raise substantial doubt that we will be able to continue as a going concern.  Our financial statements included with the annual report of August 31, 2011 have been prepared assuming that we will continue as a going concern.  Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for our fiscal year ended August 31, 2011.  If we are not able to achieve profitability or obtain additional financing, then we may not be able to continue as a going concern and our financial condition and business prospects may be adversely affected.

If our costs of the next stage of exploration that we are currently conducting are greater than anticipated, then we may not be able to complete the exploration program for our joint venture projects without additional financing, of which there is no assurance that we would be able to obtain.
We are proceeding with the exploration on our joint venture projects and commencement of production on our first mining license property.  However, there is no assurance that our actual costs will not exceed the budgeted costs and funds currently on hand.  Factors that could cause actual costs to exceed budgeted costs and funds on hand include increased prices due to competition for personnel and supplies, unanticipated problems in completing the exploration program and commencing operations and delays experienced in completing the exploration program.  Increases in such costs could result in us not being able to continue without additional financing.  There is no assurance that we would be able to obtain additional financing in this event.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.
We are in the equipment testing stage of exploration of one of our joint venture prospecting projects and in the process of commencing production on another for which we have obtained a mining license, however we have no way to evaluate the likelihood that we will be successful in establishing commercially exploitable reserves of minerals on our projects.  Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The search for valuable minerals as a business is extremely risky.  We may not find commercially exploitable reserves of minerals on our projects.  Exploration for minerals is a speculative venture necessarily involving substantial risk.  The expenditures being made by us on our exploration programs may not result in the discovery of commercial quantities of ore.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the joint venture projects that we are undertaking.  Problems involved in mineral exploration often result in unsuccessful exploration efforts.  In such a case, we may be unable to complete our business plan.

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
If our exploration programs are successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance our projects into commercial production.  In such an event, we may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible, and you may lose your entire investment in our shares.

Our exploration activities are subject to various local laws and regulations.
We are subject to local laws and regulation governing the exploration, development, mining, production, importing and exporting of minerals; taxes; labor standards; occupational health; waste disposal; protection of the environment; mine safety; toxic substances; and other matters.  We require licenses and permits to conduct exploration and mining operations.  Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have a material adverse impact on our Company.  Applicable laws and regulations will require us to make certain capital and operating expenditures to initiate new operations.  Under certain circumstances, we may be required to close an operation once it is started until a particular problem is remedied or to undertake other remedial actions.  Should this occur it could have a material adverse effect on our results and financial condition.

If we do not obtain clear title to our joint venture projects or properties, our business may fail.
While we have received proof of current title ownership in the name of the mineral claim option or and we have received a favorable opinion as to the validity of the various agreements by which we have acquired our current mineral and mining rights, this should not be construed as a guarantee of title.  The properties underlying our joint venture projects may be subject to prior unregistered agreements or transfers or land claims, and title may be affected by undetected defects.  Acquisition of title to mineral properties is a very detailed and time-consuming process, and title to our properties may be affected by prior unregistered agreements or transfer, or undetected defects.  Some of our joint venture projects are currently subject to renewal by the Ministry of Energy and Minerals of Tanzania.  There is a risk that we may not have clear title to all our mineral property interests, or they may be subject to challenge or impugned in the future, which would have a material adverse effect on our business. Reference is made to Note 4c of the Notes to Consolidated Financial Statements for disclosure regarding alleged conveyance of properties acquired by the Company.

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
Our joint venture partners in one of our Tanzanian subsidiaries, Ruby Creek Resources (Tanzania) Limited may have interests in projects in which we do not have an interest.  These projects may be on parcels adjacent to or near the Gold Plateau.  In addition there were prior negotiations conducted by the original property owner (and our current partner), which could have been and may result in conflicts with the current interests the Company.  We are unable to ascertain these at this time and conflicts of interest may remain.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our mineral properties and rights are described above under "Our Business".

Our executive offices are located at 750 3rd Avenue 11th Floor, New York, NY USA 10017. We have a one year lease arrangement, which commenced on June 1, 2010, which was renewed for an additional year on June 1, 2012 for this space with an entity that is affiliated with a director and principal shareholder.  Consideration for this space was paid in common shares of the Company, and at a total value which the Company believes was determined on an arms length basis.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor are we aware of any legal proceedings pending or threatened against us or our properties other than as follows:

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

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been traded on the OTC Bulletin Board under the symbol "RBYC" since January 2007.  The following table sets forth the high and low bid price per share of our common stock for the periods indicated. These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Quarter Ended	High	Low

November 30, 2011	$1.60	$0.90

August 31, 2011	$1.15	$0.90

May 31, 2011	$1.12	$0.63

February 28, 2011	$0.75	$0.57

November 30, 2010	$0.78	$0.51

August 31, 2010	$0.60	$0.36

May 31, 2010	$0.50	$0.27

February 28, 2010	$0.31	$0.11

We had 168 registered shareholders of record as of December 6, 2011.

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

On November 27, 2009, the Company entered into two convertible note agreements to issue two 1 year, $50,000, 11% convertible notes for total proceeds of $100,000.  Each note is convertible, in part or in full, into the Company’s common stock at an exercise price of $0.05 per common share, and interest is to be paid quarterly.  In addition, each holder of the note received warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.05 for a term of three years.  The proceeds of these notes were received December 3, 2009 and used to make the first $100,000 installment in the Mkuvia Joint Venture Agreement described above.

On March 10, 2010, the Company filed a final Form D with the Securities and Exchange Commission disclosing the sale of 1,600,000 units to 20 investors at a price of $0.125 per unit resulting in gross proceeds of $200,000.  Each unit consisted of one share of common stock and one warrant.  The warrants are exercisable at a price of $0.25 for a period of two years.  Two warrants are required to purchase one share.  The shares issued pursuant to the units were issued to 19 accredited investors and one non-accredited investor. The shares issued to the above investors were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Regulation D, Rule 506. In addition to the shares issued in reliance on the exemption from registration afforded by Regulation D, Rule 506, shares were issued to certain investors that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Regulation S.

In the period from April 3, 2010 and August 26, 2010, pursuant to Rule 506 of Regulation D and Regulation S of the Securities Act of 1933 the Company sold a total of 5,356,000 units to 56 individuals and received proceeds of $1,339,000. Each unit consisted of one share of common stock at a price of $0.25 per share and one warrant. Two warrants are required to purchase one share of stock for $.50 per share, and each warrant is exercisable for a period of two years.  The shares issued to these investors were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Regulation D, Rule 506.  In addition to the shares issued in reliance on the exemption from registration afforded by Regulation D, Rule 506, shares were issued to certain investors that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Regulation S.

In the period from October 18, 2010 and concluded on August 23, 2011, the Company conducted an offering of its equity securities pursuant to Rule 506 of Regulation D and Regulation S and received proceeds of $4,615,500 for the sale of 9,231,000 Units at a price of $0.50 per Unit.  Each Unit consists of one common share and one common stock purchase warrant. One warrant is required to buy one common share, or an aggregate of 9,231,000 common shares in total, at a price of $1.00 per share. These warrants are exercisable for a period of up to two years from the closing date of each subscription. The shares issued to these investors were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Regulation D, Rule 506. In addition to the shares issued in reliance on the exemption from registration afforded by Regulation D, Rule 506, shares were issued to certain investors that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Regulation S.

On October 6, 2011 the Company commenced an offering of its equity securities pursuant to Rule 506 of Regulation D and Regulation S at a price of $0.75 per unit.  Each unit consists of one common share and one share purchase warrant. Two warrants are required to purchase one common share at a price of $1.50 per share and are exercisable for a period of up to two years from the closing date of each subscription. Through December 5, 2011, the Company sold 320,000 units and received proceeds of $240,000. The shares issued to these investors were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Regulation D, Rule 506. In addition to the shares issued in reliance on the exemption from registration afforded by Regulation D, Rule 506, shares were issued to certain investors that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Regulation S.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited financial statements as of August 31, 2011 and 2010 and for the period from inception (May 3, 2006) to August 31, 2011 and (ii) the section “Business”, included in this annual report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, some of which are outside our control.

Plan of Operations

Our plan of operations for the next year is to commence gold mining production and to continue exploration activities on our properties acquired and to be acquired. As more fully described under  Business,  History and Background of our Properties included in this annual report, through December 3, 2011 our Gold Plateau project will approximate 1500  sq km (579 sq miles) including properties currently owned assuming closing of all properties currently in contract.. The major properties currently owned include the Mkuvia property and Gold Standard. With Gold Standard (closed November 29, 2011), we now own our first mining license, which allows us to begin commercial gold mining.

Our geological team will perform geological studies to identify areas where mining licenses and mining activities would be most productive. As these sites are identified, we will file for additional mining licenses and our production team will assess what equipment and support structures are necessary to maximize production. Although we have received our first mining license and plan to commence gold mining operations in the next few months, we expect to continue to incur operating losses for the foreseeable future. We base this expectation, in part, on the fact that we have not been able to quantify gold reserves on our properties or establish that we can extract and process gold economically and at a level sufficient to support operations.

Liquidity and Financial Condition

At August 31, 2011, we had cash balances of $1,837,000 and working capital deficit of $266,000, including a current liability of $1,864,000 to Douglas Lake Minerals (see Note 4).  In addition to working capital requirements, our need for liquidity includes payment obligations remaining under our Mkuvia, Kapinga, Gold Standard and other property purchases. With respect to the 125 sq km Mkuvia property rights acquisition, the Company will be required to make (i) a payment of $400,000 to Douglas Lake Minerals upon the issuance of the initial mining license; and (ii) three additional payments of $750,000 within 12, 24 months and 36 months of that date.  The Company has the option to satisfy the final $750,000 payment by issuing shares of its common stock based upon the Volume Weighted Average Price (“VWAP”) for the 10 days immediately preceding the payment date.  In connection with the acquisition of the rights to the 225 sq km of the Mkuvia property executed on June 16, 2010 we have remaining obligations to pay $450,000 on June 1, 2011; $1,000,000 on June 1, 2012; and $1,000,000 on June 1 2013. The Company has the option to satisfy the final $1,000,000 payment due on June 1, 2013, by issuing shares of its common stock based upon the Volume Weighted Average Price (“VWAP”) for the 20 days immediately preceding the payment date. Complete details of these agreements are included Note 4 to the Consolidated Financial Statements included elsewhere herein. The Purchase Agreements for each of the properties provided us with the option to increase our interest from the current 70% to 75% in consideration of an additional payment of $1,000,000 for each property though June 2011..  As result of matters described in Footnote 4c to our Consolidated Financial Statements we did not make the June 1, 2011 payment, nor have we elected to exercise either option.

Effective on September 9, 2011, we acquired the mineral and mining rights to three properties which will be covered by prospecting licenses on an a total of 350 sq km property known as the Kapinga Properties, under the following terms and conditions, as modified from an earlier arrangement:

•
A purchase price of $155,000 plus 75,000 shares of Company common stock, against which payments of $60,000 were made through August 31, 2011. Any unpaid balance and the share issuance will be completed upon satisfactory transfer of the remaining prospecting licenses deemed necessary to transfer 100% ownership of all property rights to the Company;

•	The Company will acquire a 100% interest in KAP 1,2,3
•	The Kapinga mineral and mining rights have been expanded to cover the 350 sq km Kapinga property plus an additional 15 sq km contiguous with other Company properties; and

•
Within 30 days of the  issuance of the first mining license on the Kapinga properties, an additional payment of $100,000 and 75,000 shares of common stock of the Company plus within six months of that date a final payment of $100,000 in cash or common stock of the Company valued at $100,000, at the Company’s option.

On November 29, 2011 we concluded the acquisition of a 95% interest in Gold Standard Tanzania Ltd, (“GSTL”). GSTL’s assets include a 10 year, 10 square kilometer mining license issued in September 2010, and other assets including two Prospecting License Joint Ventures of 39 and 89 square kilometers, a Regional Environmental Report on the combined 139 square kilometer property, mining equipment and an established mining camp. The purchase price was $3,000,000 in cash, convertible promissory notes and stock, as well as the assumption of $585,000 in GSTL liabilities. (See Note 4e to the Consolidated Financial Statements included herein). The property is immediately adjacent to and on the west-northwest border of the Company’s Gold Plateau Project.

All of the properties comprising the Gold Plateau Project are located in the Liwale and Nachingwea Districts, Lindi Region of the United Republic of Tanzania.

In year ended August 31, 2011 and for the subsequent period through December 6, 2011, we received additional funding as follows:

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

In the period from October 18, 2010 through August 23, 2011, we conducted an offering of our equity securities pursuant to Rule 506 of Regulation D and Regulation S and received proceeds of $4,615,500 for the sale of 9,231,000 Units at a price of $0.50 per Unit.  Each Unit consists of one common share and one common stock purchase warrant. One warrant is required to buy one common share, or an aggregate of 9,231,000 common shares in total, at a price of $1.00 per share. These warrants are exercisable for a period of up to two years from the closing date of each subscription.

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

On April 19, 2011 the holder of 40,000 compensatory stock options, exercisable at $0.05 per share, exercised his option to purchase 40,000 restricted common shares for which we received proceeds of $2,000.

In October 2011 the Company commenced an offering of its equity securities pursuant to Rule 506 of Regulation D and Regulation S at a price of $0.75 per unit.  Each unit consists of one common share and one share purchase warrant. Two warrants are required to purchase one common share at a price of $1.50 per share for a period of up to two years. Through December 6, 2011, the Company sold 320,000 units and received proceeds of $240,000.

In the year ended August 31, 2011, 720,000 warrants issued in the private placement described in Note 10a to the Notes to Consolidated Financial Statements were exercised to acquire 360,000 common shares for net proceeds of $90,000 (Note 10a)  and 470,000 warrants issued in the private placement were exercised to acquire 235,000 common shares for net proceeds of $117,500 (Note 10c).

Subsequent to August 31, 2011 through December 6, 2011, we received proceeds of $203,750 and issued 487,500 shares of common stock for the exercise of warrants issued in connection with private placements.

On October 2011, we commenced an offering of equity securities pursuant to Rule 506 of Regulation D and Regulation S at a price of $0.75 per unit.  Through December 5, 2011, the Company sold 320,000 units of this offering and received proceeds of $240,000 and issued associated $1.50 two year warrants to purchase an additional 160,000 shares.  If all of these warrants were exercised it would result in proceeds of an additional $240,000.

In addition, the following common stock purchase options and warrants were outstanding as of August 31, 2011 with various expiration dates over the next five year period:

	Number of shares Issuable		Proceeds if Exercised
Shares issuable upon exercise of warrants - July 2009 private placement	200,000		$10,000
Compensatory warrant exercisable for shares to CEO	2,475,000	(a)	742,500
Compensatory warrants exercisable for shares to directors and and related parties	2,475,000	(a)	832,500
Compensatory warrant/options exercisable for shares – others	1,375,000	(a)	158,750
Bridge Loan – principal investor – shares issuable upon conversion of warrants	390,000		97,500
Shares issuable upon conversion of 880,000 warrants issued in December 2009 private placement	440,000		110,000
Shares issuable upon conversion of 4,886,000 warrants issued in April 2010 private placement	2,443,000		1,221,500
Shares issuable upon conversion of 9,231,000 warrants issued in October 2010 private placement	9,231,000		9,231,000
Compensatory stock options – employment agreements	650,000	(a)	442,500
Total	19,679,000		$12,846,250

(a)	These securities include cashless exercise provisions.

If all of the warrants and options were exercised we could receive an additional $10,775,000 in proceeds, excluding proceeds of $2,071,250 of securities with cashless exercise provisions. We cannot however predict if market conditions would be favorable, or that the various holders would exercise their rights even if the various exercise prices were lower than the market price of our shares.

Future Financings

We anticipate that any future additional funding will be in the form of equity financing from the sale of our common stock or other securities convertible into our common stock. In addition to equity and equity related financing sources, we believe that debt financing may be a viable alternative for funding additional phases of exploration and to fund actual mining operations once production commences.  We expect mining operations to commence by March 31, 2012 exploiting the initial mining license acquired in the Gold Standard acquisition. However, while management believes that it will be successful, there can be no assurance that any potential subsequent financings will be, or that any funds raised will be sufficient for us to conduct and sustain our operations, fund our obligations under property acquisition agreements and pay our expenses for the next twelve months. In the absence of such financing, we will not be able to continue exploration of our venture prospecting licenses for the Gold Plateau, and our business plan could fail.  Even if we are successful in obtaining debt or equity financing and/or generate positive cash flow from operations to fund our various acquisition and exploration programs, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of any prospecting licenses we presently have or that we may acquire or that the any project will yield commercially viable levels of minerals.  If we do not continue to obtain additional financing, we will be forced to limit or abandon our plan of operations.

We believe that the nature of the deposit at the Gold Plateau readily lends itself to producing gold with a reasonable level of investment and the discovery of areas on the Project where gold grades will exceed the cut-off grade. This has been the experience with artisanal mining on the Mkuvai and Gold Standard properties. While we have no assurance of such results, we would intend to use positive cash flow generated from such operations instead of relying on continually raising capital in a difficult market and diluting our shareholders.  The cash flow expected to be generated from operations expands gold production and funds placer and potentially source rock exploration.

Results of Operations for the year ended August 31, 2011 and 2010.

Mining Exploration and Operating Costs

	August 31, 2011	August 31, 2010	Increase (decrease)

Test mining, exploration costs and operating costs	$868,182	$96,644	$771,538
Camp facilities, housing and community development	509,961	29,153	480,808

Total	$1,378,143	$125,797	$1,252,346

During the year ended August 31, 2011, mining, exploration and operating costs increased by $1,252,346 to $1,378,143 and as compared to $125,797 in the preceding years. This is reflective of our activities following the acquisition of the mineral and mining rights to the Mkuvia property supported by our funding activities, to advance our progress towards commencing production. Specific activities included purchasing, retention and training of personnel, construction of our mining camp, equipment maintenance and repair  and developing extraction techniques.

Exploration activities were directed at identifying what we believe will be the most productive mining sites based on our samples of gold concentrations. We continued to explore other potential prospecting sites, which activities will increase as our properties increase, and especially now that we have obtained our first mining license with the Gold Standard acquisition. Subsequent to August 31, 2011, we greatly enhanced our in country management, adding to our geological team through the addition of a highly experienced geologist, and our operations management by adding a highly qualified operations manager.

In order to support our exploration and mining activities we significantly expanded our base camp during the year ended August 31, 2011.This included upgrading our living quarters, cooking and lavatory facilities, as well as recruiting and training camp management personnel. We also incurred substantial costs for travel and transportation and food and supplies.

Finally, we are committed to being a positive influence in the local Tanzanian community. Our primary area of community support is through improved education and health care. In the year ended August 31, 2011 we began our local educational and health care initiatives. It is expected that these costs will significantly increase in the future as we expand our mining and exploration activities.

Consulting Services

During the year ended August 31, 2011 and 2010 we spent $921,625 and $660,812, respectively, in consulting costs. We incurred consulting fees for a wide range of advisory and support services to assist us with our operations in Tanzania, enhance our financing strategies as well as other legal and administrative improvements. Of the total amount we incurred, $159,305 was required to be satisfied in cash, and, $763,190 was satisfied through stock based compensation during the year ended August 31, 2011. During the year ended August 31, 2010 of the total amount we incurred, $84,480 was required to be paid in cash, and $576,332 was satisfied through stock based compensation.

Interest and Financing Fees

During the year ended August 31, 2011 and 2010, we incurred approximately $490,000 and $1,085,000, respectively, in interest and financing fees. Of the amount incurred during 2011, approximately $7,000 was required to be satisfied in cash, approximately $483,000 were non-cash financing costs related to the fair value of derivative instruments issued in connection with the 11% convertible debentures ($24,000) and the accretion of debt discount related to the amounts due Douglas Lake minerals ($459,000). Of the amount incurred in 2010, approximately $4,000 was required to be satisfied in cash, approximately $1,081,000 were non-cash financing costs related to the fair value of derivative instruments issued in connection with the 11% convertible debentures ($934,000) and the accretion of debt discount related to the amounts due Douglas Lake minerals ($147,000).

Management Services

During the year ended August 31, 2011 and 2010, we incurred approximately $1,100,000 and $246,000, respectively, in management services. The increase reflects the full time services of our CEO in the current period as compared to the preceding year’s comparable period, the retention of a CFO in February 2010, a director of corporate communications in July 2010 and a Controller in June 2011.  Of the total amount incurred in 2011, approximately $389,000 was paid in cash and $720,000 was in stock based compensation representing the  fair value of compensatory stock options and warrants and common shares earned. Stock based compensation in 2011 incurred stock options earned in connection with the renewal of our CEO’s employment agreement and an advisory agreement with one of our directors. Of the total amount incurred in 2010, approximately $149,000 was satisfied in cash, and $97,000 was in stock based compensation representing the fair value of compensatory stock options and warrants and common shares earned.

General and Administrative

	August 31, 2011	August 31, 2010	Increase (decrease)

Rent	$60,210	$3,000	$57,210

Administrative salaries	122,234	9,628	112,606

Professional fees	121,372	141,737	(20,365)

Travel	317,530	109,470	208,060

Investor relations	119,972	61,492	58,480

Other	300,717	97,921	202,796

Total	$1,042,035	$423,248	$618,787

In order to support our current and future growth we continued to build our general and administrative infrastructure.  During the year ended August 31, 2011 we established administrative offices and related personnel costs in New York City and in Dar es Salaam, Tanzania and incurred rent expense during that period. At our Dar es Salaam office we added required administrative staff.  We also added clerical staff at our camp site located at our Gold Plateau Project. During the year ended August 31, 2011 our professional fees declined because of settlement in the current year of legal fees for less than the amount accrued, lower legal costs incurred in Tanzania and reduced audit fees resulting from upgrading of our accounting staff through retaining a controller.  Our travel expenses increased as we expanded our mining exploration and development activities, increased our property holdings at our Gold Plateau Project and established our administrative offices and staff in Dar es Salaam.

Our expenditures during the year ended August 31, 2011 included the retention of investor relations professionals to target the US, Europe and Africa and related expenses to enhance our profile in the investment community, and travel and fees arising from attendance at various industry and investor conferences.

Other costs increased substantially due to increased  advertising, to broaden general awareness of our exploration activities to the general public, an increase in insurance,  including medical and officers and directors liability coverage for a full year, and an increase in telecommunications cost, resulting from more frequent international communication.  We also incurred higher expenditures for office supplies and other miscellaneous general and administrative needs.

Net Loss

Our net loss for the year ended August 31, 2011 is attributable to the execution of our business plan to become a gold producing mining company.

Going Concern

We are in the exploration stage and have not generated revenues since inception.  We have incurred significant losses to date and further losses are anticipated raising substantial doubt about the ability of our Company to continue operating as a going concern. Even if we commence mining operations, complete our current exploration and test gold engineering studies, mining equipment and/or contractors before we will know if we have a commercially viable mineral deposit or reserve. The continuation of our Company as a going concern is dependent upon our ability to obtain necessary equity financing to continue operations, meet the obligations we have incurred in our property acquisition program and to determine the existence, discovery and successful exploitation of economically recoverable reserves on our resource properties and ultimately on the attainment of future profitable operations. Since inception to August 31, 2011, we had accumulated losses of $7,991,000.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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
August 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Ruby Creek Resources Inc.

We have audited the accompanying consolidated balance sheets of Ruby Creek Resources Inc (an exploration stage company) as of August 31, 2011 and  2010 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended August 31, 2011 and 2010 and the period from May 3, 2006 (inception) through August 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of Ruby Creek Resources Inc. as of August 31, 2011 and 2010 and the results of its operations and its cash flows for the years ended August 31, 2011 and 2010 and the period from May 3, 2006 (inception) through August 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

“DMCL”

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS
Vancouver, Canada
December 14, 2011

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	August 31,	August 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash	$1,836,877	$325,756
Due from related party	-	7,668
Prepaid expenses and other current assets	259,768	42,824
Total current assets	2,096,645	376,248

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $42,123 and $4,614, respectively	312,729	35,808

MINERAL PROPERTIES	7,141,800	6,796,170

TOTAL ASSETS	$9,551,174	$7,208,226

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$404,941	$142,342
Accrued interest	-	8,350
Installment loan payable	11,042	10,833
Convertible notes - related parties, net of discount	-	75,890
Due to Douglas Lake Minerals, net of discount	1,864,340	911,453
Due to related parties	82,612	-
Total current liabilities	2,362,935	1,148,868

LONG-TERM LIABILITIES
Due to Douglas Lake Minerals, net of discount	2,817,692	3,311,988

COMMITMENTS AND CONTINGENCIES (Notes 4 and 8)

TOTAL LIABILITIES	5,180,627	4,460,856

STOCKHOLDERS' EQUITY
Common stock, 500,000,000 shares authorized, par value $0.001; 39,576,978 and 22,727,912 shares issued and outstanding, respectively	39,577	22,728
Additional paid-in capital	12,397,133	5,720,423
Deferred compensation expense	(104,691)	-
Comprehensive income from foreign currency translation	29,524	890
Deficit accumulated during the exploration stage	(7,990,996)	(2,996,671)

Total Stockholders' Equity	4,370,547	2,747,370

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,551,174	$7,208,226

See accompanying notes to consolidated financial statements.

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative
			for the Period
			from
			May 3, 2006
	Year Ended		(Inception) to
	August 31,		August 31,
	2011	2010	2011

EXPENSES
Mineral exploration and operating costs	$1,378,143	$125,797	$1,503,940
Consulting services	936,500	660,812	1,622,907
Depreciation	37,509	3,963	42,124
Interest and financing fees	490,620	1,085,150	1,575,770
Management services	1,109,518	245,655	1,423,807
General and administrative	1,042,035	423,250	1,822,448

Total expenses	4,994,325	2,544,627	7,990,996

NET LOSS	$(4,994,325)	$(2,544,627)	$(7,990,996)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.16)	$(0.20)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	32,164,714	12,450,771

See accompanying notes to consolidated financial statements.

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)

From May 3, 2006 (Date of Inception) to August 31, 2011

						Comprehensive
				Deferred	Deficit	Income (Loss)From	Total
	Common Stock		Additional	Compensation	Accumulated During	Foreign Exchange	Stockholders'
	Shares	Amount	Paid-in capital	Expense	Exploration Stage	Translation	Equity (Deficit)

Balance - May 3, 2006 (Date of Inception)	-	$-	$-	$-	$-	$-	$-
August 31, 2006 - issuance of common shares for cash at $0.01 per share	4,500,000	4,500	40,500	-	-	-	45,000
August 31, 2006 - issuance of common shares for cash at $0.05 per share	2,970,000	2,970	145,530	-	-	-	148,500
August 31, 2006 - issuance of common shares for cash at $0.10 per share	867,000	867	80,833	-	-	-	81,700
August 31, 2006 - donated rent and management services	-	-	3,000	-	-	-	3,000
Net loss	-	-	-	-	(19,696)	-	(19,696)
Balance - August 31, 2006	8,337,000	8,337	269,863	-	(19,696)	-	258,504
September 5, 2006 - cash received for stock subscription	-	-	5,000	-	-	-	5,000
Net loss	-	-	-	-	(127,497)	-	(127,497)
Balance - August 31, 2007	8,337,000	8,337	274,863	-	(147,193)	-	136,007
Net loss					(96,974)	-	(96,974)
Balance - August 31, 2008	8,337,000	8,337	274,863	-	(244,167)	-	39,033
July 23. 2009 - issuance of common shares for cash at $0.05 per share	400,000	400	14,600	-	-	-	15,000
Stock based compensation	-	-	24,547	-	-	-	24,547
Net loss	-	-	-	-	(207,877)	-	(207,877)
Balance - August 31, 2009	8,737,000	8,737	314,010	-	(452,044)	-	(129,297)
November 6, 2009 - issuance of common shares for related party debt at $0.05 per share	1,000,000	1,000	49,000	-	-	-	50,000
December 24, 2009 to February 19, 2010 - issuance of common shares for cash at $0.125 per share	1,600,000	1,600	198,400	-	-	-	200,000
February 1, 2010 - issuance of common shares for services at $0.20 per share	110,000	110	21,890	-	-	-	22,000
December 22, 2009 to January 22, 2010 - issuance of common shares and warrants for finance fee	180,000	180	61,120	-	-	-	61,300
Fair value - beneficial conversion feature, warrants and discount in connection with issuance of 11% convertible notes	-	-	100,000	-	-	-	100,000
March 3, 2010 - issuance of common shares for finance fee @ $0.25 per share	10,000	10	2,490	-	-	-	2,500
March 23, 2010 - issuance of common shares for bridge loan default conversion at $0.05 per share	1,544,877	1,545	75,699	-	-	-	77,244
December 22, 2009 to March 23, 2010 - common shares issued for interest on bridge loan @ $0.05 per share		-		-	-		-
March 23, 2010 - fair value of warrants on default of bridge loan	-	-	787,369	-	-	-	787,369
June 4, 2010 - issuance of common stock for services at $0.35 per share	50,000	50	19,450	-	-	-	19,500
June 30, 2010 - Issuance of common stock for services at $0.25 per share	8,608	9	2,143	-	-	-	2,152
July 26, 2010 - Issuance of common stock for services at $0.25 per share	30,000	30	7,470	-	-	-	7,500
April 3, 2010 to August 26, 2010 - issuance of common shares for cash at $0.25 per share	5,356,000	5,356	1,333,644	-	-	-	1,339,000
August 16, 2010 - Issuance of common stock on exercise of options	101,427	101	3,445	-	-	-	3,546
August 27, 2010 - Issuance of common stock for mineral property	4,000,000	4,000	2,116,000	-	-	-	2,120,000
Stock based compensation	-	-	628,293	-	-	-	628,293
Comprehensive income - foreign exchange translation	-	-	-	-	-	890	890
Net loss	-	-	-	-	(2,544,627)	-	(2,544,627)
Balance - August 31, 2010	22,727,912	22,728	5,720,423	-	(2,996,671)	890	2,747,370
October 18, 2010 to August 24, 2011 - issuance of common shares for cash at $0.50 per share	9,231,000	9,231	4,606,269	-	-	-	4,615,500
Exercises of warrants issued in private placements for cash	595,000	595	206,905	-	-	-	207,500
Issuance of common stock for services at $0.25-$0.50 per share	291,755	292	143,706	-	-	-	143,998
Issuance of common stock in connection with employment agreement at $0.50 per share	200,000	200	99,800	(83,333)	-	-	16,667
Issuance of common stock in connection with consulting agreement at an average of $0.87 per share	200,000	200	172,800	(173,000)	-	-	-
Cashless exercise of warrants issued in consulting arrangements	571,311	571	(571)	-	-	-	-
Convertible notes - related parties and accrued interest converted at $0.05 per share	2,220,000	2,220	108,780	-	-	-	111,000
Exercise of warrant issued in connection with bridge loan default	1,500,000	1,500	73,500	-	-	-	75,000
Exercise of warrants issued in connection 11% convertible debentures	2,000,000	2,000	98,000	-	-	-	100,000
Exercise of warrants issued in consulting arrangements	40,000	40	1,960	-	-	-	2,000
Amortization of deferred compensation expense	-	-	-	151,642	-	-	151,642
Stock based compensation	-	-	1,165,561	-	-	-	1,165,561
Comprehensive income - foreign exchange translation	-	-	-	-	-	28,634	28,634
Net loss	-	-	-	-	(4,994,325)	-	(4,994,325)
Balance - August 31, 2011	39,576,978	$39,577	$12,397,133	$(104,691)	$(7,990,996)	$29,524	$4,370,547

See accompanying notes to consolidated financial statements.

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative
			for the Period
			from
			May 3, 2006
	Year Ended		(Inception) to
	August 31,		August 31,
	2011	2010	2011

Cash Flows From Operating Activities
Net loss	$(4,994,325)	$(2,544,627)	$(7,990,996)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	37,509	3,963	42,122
Donated services	-	-	3,000
Interest and financing fees, including discount accretion	482,700	1,076,575	1,559,275
Common stock issued for services	295,640	29,152	324,792
Property impairment	-	-	9,771
Stock based compensation	1,165,561	628,293	1,818,401
Noncash Net changes in working capital items:
Decrease - GST receivable	-	371	-
(Increase) decrease - Prepaid expenses	(216,945)	(20,539)	(237,768)
Increase (decrease) - Accounts payable and other	310,836	47,820	465,964
Increase (decrease) - Due to/from related parties	90,280	13,039	132,612
Net cash flows (used in) operating activities	(2,828,744)	(765,953)	(3,872,828)

Cash flows from investing activities
Purchase of equipment	(314,431)	(38,962)	(354,853)
Mineral properties and deposits	(345,629)	(600,000)	(955,400)
Net cash flows (used in) investing activities	(660,060)	(638,962)	(1,310,253)

Cash flows from financing activities
Issuance of common shares for cash - private placements	4,615,500	1,539,000	6,449,700
Exercise of warrants - proceeds	384,500	-	384,500
Installment loan - proceeds	22,084	19,500	41,584
Installment loan - repayments	(22,159)	(8,667)	(30,826)
Bridge loan - related party	-	75,000	75,000
Convertible notes - related parties	-	100,000	100,000
Net cash flows provided by financing activities	4,999,925	1,724,833	7,019,958

Net increase in cash	1,511,121	319,918	1,836,877

Cash - beginning of period	325,756	5,838	-

Cash - end of period	$1,836,877	$325,756	$1,836,877

Supplemental disclosures
Interest paid	$289	$228	$517
Taxes paid	$-	$-	$-
Conversion of related party debt to shares and warrants	$-	$127,244	$127,244
Conversion of related party convertible notes and accrued interest to common shares	$111,000	$-	$111,000
Mineral property costs acquired - short-term	$-	$1,100,000	$1,100,000
Mineral property costs acquired - long-term, net of discount	$-	$3,576,170	$3,576,170
Mineral property costs acquired - Fair value of common shares issued	$-	$2,120,000	$2,120,000

See accompanying notes to consolidated financial statements.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011

NOTE 1 – ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

 Organization

Ruby Creek Resources, Inc. (the “Company”) was incorporated in the Province of British Columbia on May 3, 2006.  The Company is an Exploration Stage Company.  The Company’s principal business is the acquisition and exploration of mineral properties.

Effective January 29, 2009, the Company changed its jurisdiction from the Province of British Columbia to the State of Nevada.  Effective the same date, the Company's authorized capital was changed from an unlimited number of common shares without par value to 500,000,000 common shares with a par value of $0.001 per share. Ruby Creek Resources (Tanzania) Limited (“RCRTz) was incorporated on May 21, 2010 in Tanzania, a joint venture which is 70% owned by the Company, Ruby Creek  Gold (Tanzania) Limited (99% owned by the Company) and Ruby Creek Diamonds Limited (100% owned by the Company) were formed on August 10, 2011.  Gold Standard (Tanzania) Limited (95% owned by the Company), was acquired on November 29, 2011 in the transaction described in Note 4e.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company is in the exploration stage and has not generated revenues since inception.  The Company has incurred significant losses from inception through August 31, 2011 of approximately $7,991,000 and has a working capital deficit approximating $266,000, raising substantial doubt about the ability of the Company to continue as a going concern. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary financing to settle outstanding debts and fund ongoing operating losses, as well as upon the existence, discovery and successful exploitation of economically recoverable mineral reserves on its resource properties, and ultimately on the attainment of future profitable operations.  The Company has received private equity and/or convertible debt financing, is currently offering units of its equity securities in a private placement and continues to receive proceeds of warrant exercises (see Notes 10 and 11). The Company received $443,750 subsequent to August 31, 2011 in private placement proceeds and warrant exercises. While the Company plans to continue to raise funds on the current private placement, and management believes it has made significant progress on its plan of operations, additional working capital and capital funds will be required to finance the Company’s operations until commercial operations commence and positive cash flow can be achieved.  Management believes that additional financing will be available on terms acceptable to the Company. However, there can be no assurance of this, nor that commercial operations will be reached.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its 70% owned subsidiary, RCRTz, its 99% owned subsidiary, Ruby Creek Gold (Tanzania) Limited, its 100% owned subsidiary, Ruby Creek Diamonds Limited and its 95% owned subsidiary, Gold Standard (Tanzania) Limited. The Company's fiscal year-end is August 31. Under the terms of its joint venture agreement, the Company has voting, operating and financial control of RCRTz and is required to fund all of the development and operational costs until commercial production commences. Therefore 100% of the operating results of RCRTz are included in the consolidated results of operations for the year ended August 31, 2011. The other entities are controlled by the Company and are in a pre-operating stage or were formed for transactional reasons.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011

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

b)  Impairment of long-lived assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable. As of August 31, 2011, exploration and evaluation activities continue consistent with the Company’s plans and no events or circumstances have happened to indicate the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets. Various factors could impact the Company’s ability to achieve forecasted production schedules. Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment. The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests where proven and probable reserves have been identified, due to the lower level of confidence that the identified mineralized material can ultimately be mined economically.

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

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

e) Other Comprehensive Income (Loss)

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the years ended August 31, 2011 and 2010, the only components of comprehensive loss were foreign currency translation.

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

The Company accounts for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-term tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  As of August 31, 2011, the Company has not incurred any potential costs related to the retirement of mineral property interests since commercial mining operations have not commenced.

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
August 31, 2011

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

The Company’s financial instruments consist of cash, accounts payable, accrued interest, loan payable, convertible notes and amounts due to Douglas Lake Minerals. The carrying value of these financial instruments approximates their fair value based on their liquidity, their short-term nature or application of appropriate risk based discount rates to determine fair value. These financial assets and liabilities are valued using Level 3 inputs, except for cash which is at Level 1. The Company is not exposed to significant interest, exchange or credit risk arising from these financial instruments.

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
August 31, 2011

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

l)  Recent Accounting Pronouncements

The Company has reviewed issued accounting pronouncements and plans to adopt those that are applicable to it.  The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at August 31, 2011 and 2010:
	Cost	Accumulated Depreciation	2011 Net Book Value
Vehicles	$112,282	$6,915	$105,367
Computer equipment	9,432	4,509	4,923
Exploration and mining equipment	116,165	342	115,823
Furniture and fixtures	28,458	8,878	19,580
Camp facilities	88,515	21,479	67,036
	$354,852	$42,123	$312,729

	Cost	Accumulated Depreciation	2010 Net Book Value
Property and equipment	$40,422	$4,614	$35,808

NOTE 4 - MINERAL PROPERTIES

The Company refers to its property interests collectively as the Gold Plateau. Mineral property acquisition costs, advance payments and deposits consist of the following as of August 31, 2011 and 2010:

	2011	2010

Mkuvia Gold Project – acquisition costs	$6,796,170	$6,796,170
Kapinga Property - advance payment and deposit	60,000	-
Gold Standard - advance payment and deposit	250,000	-
Other properties - advance payments and deposits	35,630	-
	$7,141,800	$6,796,170

 (a)      On November 7, 2009, the Company entered into a Purchase Agreement (the “Agreement”) with Douglas Lake Minerals, Inc. (“Douglas Lake”), for the right to acquire and develop a portion of Douglas Lake’s Mkuvia property. Pursuant to the terms of the Agreement, the Company acquired a seventy percent (70%) interest in 125 square kilometers of the 380 square kilometers Mkuvia property for total gross consideration of $3,000,000, in cash and in payments due over three years. In accordance with the terms of the Agreement, the Company initially paid $250,000, and upon satisfactory due diligence paid an additional $100,000. For financial reporting purposes, the transaction contemplated by the Agreement has an effective date of March 15, 2010.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011

NOTE 4 - MINERAL PROPERTIES, continued

Upon issuance and receipt of the first mining license, not yet received, the Company will be required to make (i) an additional payment of $400,000 to Douglas Lake (this amount has been classified as a current liability in the accompanying balance sheet); and (ii) three additional payments of $750,000 within 12, 24 months and 36 months of that date. The Company has the option to satisfy the final $750,000 payment by issuing restricted shares of its common stock based upon the Volume Weighted Average Price (“VWAP”) for the 10 days immediately preceding the payment date.  For financial reporting purposes, the series of payments due after one year as of the transaction date in the gross amount of $2,250,000 were recorded at their fair value of $1,694,042 determined utilizing a discount rate of 12% per annum.  Interest expense for the years ended August 31, 2011 and 2010 includes amortization of $225,806 and $86,413, respectively, of this debt discount. The remaining balance at August 31, 2011 and 2010 was $2,006,262 and $1,780,456, respectively.

 Additionally, the Agreement provides that within 12 months of closing, the Company had the option to increase its interest to 75 percent of the 125 square kilometers by making an additional $1,000,000 payment to Douglas Lake. See the final paragraph of 4(c) for the status of this option.   In all cases, the original owner of the four prospecting licenses, Mr. Mkuvia Maita (“Maita”), retains a 3% Net Smelter Royalty as per the original agreement between Maita and Douglas Lake.

 (b)      On March 7, 2010, the Company entered into an agreement for the creation of a Tanzanian joint venture company (“RCRTz”) formed for the ownership and management of the 125 square kilometer related to the property acquired under 4(a) above. The joint venture company is owned 70% by the Company, 25% by Douglas Lake and 5% by Maita (Maita’s interest subject to obtaining a mining license on this property), the original prospecting license owner. The joint venture company was officially formed in Tanzania on May 21, 2010. RCRTz will be the operating company holding the mineral rights to the aforementioned 125 square kilometers of land relating as well as the additional 255 sq km acquired on June 16, 2010 as described in 4(c) below. A second Joint Venture Agreement (the “JVA”) was entered into by the parties with respect to the additional 255 sq km whereby RCRTz assumed control of the permitting and licensing processes. The JVA provides that Maita’s 5% interest in the entire project shall vest when RCRTz obtains a mining license over a portion of the area covered by the prospecting licenses relating to the 380 sq km of the Project and a retention license over the balance for the area.

(c)      Effective on June 16, 2010, the Company acquired the exclusive mineral and mining rights to the remaining 255 square kilometers of the Mkuvia property in Tanzania from Douglas Lake.  As consideration, the Company is required to pay Douglas Lake $6,000,000 over a three-year period in a combination of cash and common shares. The Company has paid $250,000 and issued 4,000,000 common shares of the Company with a fair value of $2,120,000 at $0.53 per share, which was due within 30 days of receipt of governmental Certificates of Acknowledgement. For contractual purposes these 4,000,000 shares had a value of $3,200,000, based upon an agreed upon value of $0.80 per share. In addition $450,000 was due on June 1, 2011; $1,000,000 is due on June 1, 2012; and $1,000,000 is due on June 1 2013. An additional $100,000 due to Douglas Lake is being retained to satisfy Douglas Lake’s financial obligation to deliver an environmental study and an initial mining license. The Company has the option to satisfy the final $1,000,000 payment due on June 1, 2013 by issuing shares of its common stock based upon the Volume Weighted Average Price (“VWAP”) for the 20 days immediately preceding the payment date.  Scheduled cash payments can be accelerated in the event of future equity financing or obtaining additional mining licenses. The purchase agreement also provided that the Company had the option to increase its interest from the current 70% to 75% of the Project by making an additional $1,000,000 payment to Douglas Lake by June 1, 2011. See the final paragraph of 4(c) for the status of this option.

For financial reporting purposes, the series of future payments in the gross amount of $2,450,000 were recorded at their fair value of $1,882,127 determined utilizing a discount rate of 12% per annum which resulted in a discount of $567,872. Interest expense for the years ended August 31, 2011and 2010 includes amortization of $232,784 and $60,859, respectively, of this debt discount. This results in a remaining net balance of these future payments as of August 31, 2011 and 2010 of $2,175,170 and $1,942,986, respectively.  Current liabilities include $1,364,340 and $450,000 at August 31, 2011 and 2010, respectively.  As a result of the transactions above the Company owns 70% of the mineral and mining rights to the entire 380 sq km of the Mkuvia property, and has the option to increase its interest from 70% to 75% for $2,000,000.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011

NOTE 4 - MINERAL PROPERTIES, continued

It has come to the Company’s attention that Douglas Lake and Maita have been permitting a third party to continuously conduct prospecting activities and allegedly conveyed certain of the aforementioned prospecting licenses and joint venture rights acquired as part of the Mkuvia transactions to third parties, at a date subsequent to the date of the aforementioned transactions, in violation of the Company’s ownership of exclusive mineral and mining rights.  Regarding this matter, Douglas Lake has disclosed in its Form 10-Q for the quarter ended August 31, 2011 filed with the SEC on October 21, 2011, that it “is currently investigating through local counsel the registration particulars of prospecting licenses numbered 5664/2009 and 5669/2009, which form a part of the current Joint Venture Company project [which refers to the joint venture with Ruby Creek]. This investigation relates to the reported registration of prospecting licenses numbered 5664/2009 and 5669/2009 to a third party without the Company’s (Douglas Lake’s) approval, in unclear circumstances.”  As a consequence of the foregoing, the Company has not made the $450,000 payment originally due on June 1, 2011 to Douglas Lake pursuant to this June 16, 2010 agreement, nor has it issued 75,000 shares  to Maita pursuant to his advisory agreement (see Note 8b).  In the opinion of the Company’s Tanzanian counsel, the Company has good interest in the prospecting licenses (“PL”) free and clear of any liens and encumbrances and under Tanzanian law any dealings relating to the PL’s and the joint venture rights made subsequent to the dates when the Commissioner of the Ministry of Energy and Mining issued the Certificates of Acknowledgment of the joint venture agreements would not be recognized and they would not affect the rights of the Company in the PL’s. Further, counsel advises that there are no provisions under Tanzanian law in relation to mineral rights which would permit the PL’s to be forfeited or otherwise withdrawn in the event of a change of ownership. The Company will take all necessary actions to protect its interests.

 (d)     On September 9, 2010, as amended effective on February 14, 2011, the Company signed an agreement with Carlos JK Kapinga (“CJKK”, the property rights owner), whereby the Company was granted the exclusive right for six months to acquire the mineral and mining rights to the 334 sq km Kapinga property for a fixed purchase price of $500,000. Non-refundable deposits of $50,000 (including fees) have been paid.  Should the Company exercise its purchase option in the amended contractual due diligence period, the Kapinga Gold Property will be transferred on closing into a Tanzanian joint venture company, Ruby Creek Gold (Tanzania) Limited. The Company was to own 87% of the joint venture.  According to the terms of the agreement, if the Company exercises its right, a total of $210,000 will be due at that time.  The final $250,000 payment is due upon the issuance of the first mining license for the Kapinga Gold Property.  Payments can be made in cash, or at the option of CJKK, in common shares of the Company.

 Effective on September 9, 2011, the aforementioned arrangement was modified in its entirety with the following terms and conditions:

•
The purchase price has been reduced to $155,000 plus 75,000 shares of the Company’s common stock, against which payments of $60,000 made to August 31, 2011, are to be applied. Any unpaid balance and the share issuance will be completed upon satisfactory transfer of the remaining prospecting licenses (three prospecting licenses in total) deemed necessary to transfer 100% ownership of all property rights to the Company;

•	The Kapinga mineral and mining rights have been expanded to cover the 350 sq km Kapinga property, including an additional 15 sq km contiguous with other Company properties; and
•
Within 30 days of the  issuance of the first mining license on the Kapinga properties, an additional payment of $100,000 and 75,000 shares of common stock of the Company plus within six months of that date a final payment of $100,000 in cash or common stock of the Company valued at $100,000, at the Company’s option.

On August 23, 2011 the transfer of 100% ownership of the original prospecting license from CJKK to Ruby Creek Gold (Tanzania) Limited was recorded with the Commissioner For Minerals of the Ministry of Energy and Minerals as part of the foregoing transaction.

All of the Company’s properties are located in the Liwale and Nachingwea Districts, Lindi Region of the United Republic of Tanzania.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011

NOTE 4 - MINERAL PROPERTIES, continued

 (e)    Effective January 12, 2011,   the Company entered into transactions with Gold Standard Ltd, a private limited liability Cayman Islands Company (“GSL”) and Gold Standard Tanzania Ltd, (“GSTL”) a private limited liability Tanzanian Company.  The GSL transaction is for the purchase of a 95% share (the “Shares”) of GSTL whose assets include a 10 year, 10 square kilometer mining license issued in September 2010, two Prospecting License Joint Ventures of 39 and 89 square kilometers, a Regional Environmental Report on the combined 128 square kilometer property and an established mining camp. The aggregate purchase price of $1,500,000 is comprised of $50,000 due on execution of the contract (paid), $450,000 on closing, the issuance of a $1 million 8% convertible debenture with payment terms over an 18 month period. In addition the Company was to assume $585,000 in GSTL liabilities. The property is immediately adjacent to and on the west-northwest border of the Company’s Gold Plateau Project, specifically the Mkuvia 1 property acquired in November 2009. The GSTL transaction is for the purchase of mining equipment (the “Equipment”). The aggregate purchase price of $1.5 million is comprised of $50,000 due contract (paid), $450,000 on closing and the issuance of a $1 million 8% convertible debenture with payment terms over an 18 month period.

On July 18, 2011, as amended and completed on November 29, 2011, the Company, GSTL, GSL and Robert Moriarty (with respect to representations and warranties and cooperation only) entered into a Purchase Agreement (the “APA”) which replaced in their entirety the agreements dated January 12, 2011 referred to in the preceding paragraph. Pursuant to the APA, the Company acquired the identical assets and assumed the identical liabilities in the amount of $585,000 pursuant to the APA for an aggregate purchase price of $3,000,000.  APA consideration consisted of:

•	$100,000 in prior payments as per the preceding paragraph;
•	1,200,000 shares of the restricted common stock of the Company with an agreed value of $0.75 per share;
•	Issuance of a $1,026,000 convertible promissory note for the purchase of the Equipment; and (the “Mining Equipment Note”);
•	Issuance of a $974,000 convertible promissory note for the purchase of the Shares (the “Share Note”).

The principal balances of the Share Note and Mining Equipment Note are payable in three equal tranches each aggregating $666,667 in six, twelve and eighteen months after closing, plus accrued interest. Each note bears interest at 8% per annum on the declining balance. The Company may elect to pay the interest in cash or in common shares of the Company.  For this purpose common shares will be valued at the volume average weighted price per share as defined in the APA on the payment due date. Until paid in full, the holder may elect to receive payment of any portion of interest and/or principal in restricted common shares of the Company with a conversion price of $0.75 per share with respect to the Mining Equipment Note and accrued interest and $1.00 per share with respect to the Share Note and accrued interest. The unpaid balance of the Mining Equipment Note and accrued interest is convertible at the holder’s option at any time. Also at the holder’s option, the $324,667 plus accrued interest of the Share Note is convertible on inception to the day prior to the due date of the first payment (May 26, 2012), between May 26, 2012, $324,667 plus accrued interest to the day prior to the due date of the second payment (November 26, 2012) and between November 26, 2012 and maturity, any remaining principal and interest thereon. In each case the conversion amount may be reduced by amounts that can be offset against the Share Note per the terms of the Agreement.

On April 6, 2011 the Company and Maita, the original owner of the mining license and other rights to be acquired in the GSL transaction, entered into a settlement agreement pursuant to which the Company satisfied certain GSL obligations to Maita. GSL had been delinquent in certain of those payments. The Company paid $200,000 on execution of the settlement agreement, of which $190,000 was applied towards the $585,000 in obligations being assumed in the aforementioned Gold Standard transaction. In consideration of this payment, pursuant to the settlement, the Company assumed certain of Maita’s security interests in the GSL assets, Maita withdrew a joint venture termination notice that he had caused to be issued to GSL, delivered the mining license to counsel to be held in escrow and to be delivered to the Company upon closing the GSL transaction and agreed to cooperate in the physical transfer of certain GSL and GSTL assets physically in his possession. As a result of the consummation of the GSL transaction on November 29, 2011, the mining license was released to the Company.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011

NOTE 4 - MINERAL PROPERTIES, continued

 (f)    Prior to August 31, 2011, the Company entered into several other transactions to acquire six additional properties with corresponding prospecting licenses or prospecting license applications pending. These properties, which are adjacent to the Gold Plateau, cover approximately 622 square kilometers. The aggregate purchase price for these properties $209,000 of which approximately $23,000 was paid at August 31, 2011.  The balance of the purchase price of each transaction becomes due and payable upon the transfer of each prospecting license to the Company.

NOTE 5 - BRIDGE LOAN

 On December 22, 2009, the Company received $75,000 in proceeds of a bridge loan transaction (the “loan”) from a significant shareholder and special advisor (currently a director) (“Holder”).  The loan bears interest at the rate of 12% per annum.  The loan agreement grants the holder the right to convert any portion of the balance plus accrued interest into common shares of the Company at a price of $0.125 per share.  The original due date of the loan of January 22, 2010 was extended several times by mutual consent, ultimately to March 23, 2010.  In consideration of the loan and these extensions, the Company agreed to additional consideration in the form of units of securities and additional warrants.  This additional consideration resulted in the issuance of an aggregate of 180,000 common shares and two year warrants to purchase an additional 390,000 common shares at $0.25 per share.  On March 23, 2010, the Company defaulted on the payment of interest and principal on the loan.  Upon occurrence of the default, the Holder converted the outstanding balance of the note ($75,000) and accrued interest ($2,244) into 1,544,877 shares of common stock of the Company at the contractual conversion price of $0.05 per share. In addition, as a result of this default, the Company was obligated to issue to the Holder a two year warrant to purchase 1,500,000 common shares at an exercise price of $0.05 per share.

In November 2010, the Holder exercised his conversion rights to the 1,500,000 default warrant. The Company received $75,000 and issued 1,500,000 restricted common shares.

NOTE 6 -   CONVERTIBLE NOTES – RELATED PARTIES

 On November 27, 2009, the Company issued two $50,000, 11% convertible notes for total proceeds of $100,000 to a director (formerly a significant shareholder and special advisor) and to another significant shareholder.  These notes were due and payable on November 27, 2010.   In addition, each note holder received a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.05 for a term of three years.  The Company calculated an associated beneficial conversion feature and discount of $100,000, which amount was reflected as a discount of the face amount of these debentures on the date of the transaction.  The amount was determined using the relative fair value method.  The Company estimated the fair value of the warrant using the Black-Scholes option pricing model with the following assumptions: an expected life of three years, a risk-free interest rate of 2.57%, a dividend rate of 0% and an expected volatility of 116%. This discount was accreted to interest expense over the term of the debentures, and was reflected as a non-cash charge of $24,110 and $75,890 in the years ended August 31, 2011 and 2010, respectively.

On November 27, 2010, the holders of the convertible notes elected to convert these notes, plus an aggregate of $11,000 in interest earned, into 2,220,000 shares of common stock at the conversion price of $0.05 per common share.

In March and May, 2011, the warrants to purchase 2,000,000 common shares of the Company were exercised for proceeds of $100,000.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011

NOTE 7 - OTHER RELATED PARTY TRANSACTIONS

At August 31, 2011, the Company was indebted to its Chief Executive Officer (“CEO”) in the amount of $1,150.  At August 31, 2010, the CEO was indebted to the Company in the amount of $39,668. This represented net amounts advanced for travel and mining related expenses to be incurred while in Tanzania.  Reference is made to Note 8h for additional disclosures.

At August 31, 2011 and August 31, 2010, $49,580 and $32,000, respectively, was owing to a significant shareholder, director and special advisor for consulting services. On March 23, 2011 $50,000 owing to this director was applied by him to the exercise of warrants to purchase 1,000,000 shares of common stock, which is included in the 2,000,000 warrants exercised as described in Note 6. Reference is made to Note 8g for additional disclosures.

At August 31, 2011, the Company was indebted to a member of its board of directors elected on July 15, 2011 (see Note 8k) for  legal fees incurred in the amount of $23, 259, including reimbursed expenses of $307.

Refer also to Note 8c.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

a.
On March 8, 2010, the Company was served with a Writ of Summons from its former general counsel, Lang Michener LLP of Vancouver, Canada, for the collection of its alleged uncollected fees in the amount of approximately $105,000.  On November 23, 2010, the parties settled this litigation and the Company paid approximately $75,000 in full satisfaction. The Company recognized a gain of approximately $30,000, the amount by which the accrual exceeded the final obligation. Mutual releases were exchanged by the parties.

b.
Effective June 4, 2010, the Company entered into an Advisory Agreement with Maita (“Advisor”), the original owner of the prospecting licenses of the Mkuvia property Project. The initial term of the agreement is for a three year period. The Advisor or the Company may terminate this Agreement at any time by giving the other party ninety (90) days prior written notice of termination. This Agreement may be renewed for successive one-year periods on mutually acceptable terms. Compensation is comprised of $1,000 for each Director’s meeting the Advisor attends and 300,000 shares of common stock of the Company as follows: 50,000 shares vested upon signing, 75,000 shares issuable on June 4, 2011; 75,000 shares issuable on June 4, 2012 and 100,000 shares on June 4, 2013. In the year ended August 31, 2010, the Company recognized $2,000 in fees paid and $19,500 in stock based compensation, which was the fair market value of the 50,000 shares issued. In the year ended August 31, 2011 the Company incurred $1,000 in fees under this arrangement. As result of matters described in Note 4c the Company did not make the June 1, 2011 payment.

c.
Commencing June 1, 2010, the Company entered into an arrangement with a company affiliated with a significant shareholder and current director for the use of a portion of its office space and facilities in New York City for a one year period. The gross fee was $36,000. This amount was satisfied by the issuance of 144,000 common shares of the Company valued at $0.25 per share, the fair value at the date of the arrangement.  This amount was recognized as rent expense ratably over the term of the arrangement. A similar arrangement was entered into by the parties for the one year period commencing June 1, 2011 also for a gross fee of $36,000. This amount will be satisfied by the issuance of 48, 000 common shares of the Company valued at $0.75 per share, the fair value at the date of the arrangement.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011

NOTE 8 – COMMITMENTS AND CONTINGENCIES, continued

d.
On April 24, 2010, the Company entered into an Advisory Agreement.  The initial one year term of the agreement is renewable for successive one-year periods on mutually acceptable terms. The Advisor may terminate this Agreement at any time by giving the other party ten business days prior written notice of termination. The terms of the agreement provide that the Advisor will be available to provide advice on developing conditions in Tanzania as they pertain to establishing commercially viable mining operations on the Mkuvia property or other properties of interest to the Company. Compensation is comprised of $6,000 and warrants to purchase 50,000 shares of the common stock of the Company at $0.35 per share vested upon execution with respect to the April 24, 2010 commitment and $6,000 and warrants to purchase 50,000 shares of the common stock of the Company at $0.35 per share payable and vested on October 24, 2010. The warrants have a five year life and contain a cashless exercise provision. The Company estimated the fair value of the warrants granted upon execution to be $13,609 at the date of grant and $28,000 for the options vested on October 24, 2010, using the Black-Scholes option pricing model with the following assumptions: an expected life of two years, a risk-free interest rate of 1.68% (April 24, 2010) and 0.52% (October 24, 2010), a dividend rate and forfeiture rate of 0%, and an expected volatility of 115.7% and 117.3%.  Stock-based compensation of $28,000 and $13,609 was included in consulting services during the years ended August 31, 2011 and 2010, respectively.

e.
On December 4, 2010, effective July 28, 2010, the Company entered into an employment agreement with a Director of Corporate Communications, Strategic and Technical Advisor. The term of the agreement is two years, automatically renewable for successive one year terms unless terminated by either party on 60 days advance notice. The contractual annual salary is $93,600 plus bonuses at the discretion of the Board of Directors. The employee is entitled to 200,000 common shares of the Company, 100,000 vesting on commencement and 100,000 vesting six months thereafter. These shares had a fair market values of $100,000 on the date of grant based upon the price per share on the OTC BB. In addition, the employee was granted non-qualified stock options to purchase 300,000 shares of common stock, which shall vest at the rate of 37,500 options per quarter from the effective date. The options granted are exercisable at $0.60 per share and have a five year life. The Company estimated the fair value of the stock options to be $132,522 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of five years, risk-free interest rate of 0.61%, a dividend and forfeiture rate of 0% and a volatility of 143.7%.  The amount is being amortized ratably over the initial expected two years term of service. Results of operation include stock based compensation in the amount of $71,783 for the year ended August 31, 2011 with respect to the stock options and $54,167 for the year ended August 31, 2011 with respect to the amortization of the fair value of the shares granted.

f.
On December 16, 2010, effective on September 21, 2010, the Company entered into an Advisory Agreement with a Consultant to advise and provide assistance to Company management on matters relating to mining projects and properties in Tanzania and in surrounding regions. This assistance will be at the Tanzanian national, regional and local levels including in the areas of geology, environmental work, equipment supply and security as more fully defined in the Advisory Agreement. The initial term is for two years. Either party can terminate the agreement on 90 days advance written notice without penalty, but subject to confidentiality of proprietary information and adjustment of compensation through the date of early termination. The agreement may be renewed for successive one-year periods thirty days prior to any expiration. Compensation under the agreement is comprised of (i) $1,000 for any Director’s meeting the Advisor is requested to attend and (ii) 100,000 shares of common stock of the Company issued on the effective date, 100,000 shares of the Company on June 1, 2011, 100,000 shares on January 1, 2012 and 100,000 shares on October 1, 2012. The initial 100,000 shares were valued at the closing market price on the OTC BB on that date of $0.70 per share. An additional 100,000 shares were valued at the closing market price on the OTC BB on that date of $1.03 per share. At August 31, 2011, 200,000 common shares are included in shares outstanding, and were amortized to expense over the estimated period of service for each issuance. In the year ended August 31 2011, $114,142 was included in amortization expense and $58,858 was included in deferred compensation expense as of August 31, 2011. Deferred compensation expense is reflected as a reduction of Stockholders’ Equity in the accompanying balance sheet. The Company has agreed to indemnify and hold the Consultant harmless against any damages arising from Consultant’s performance under the agreement, except in the event of his intentional wrongful acts or gross negligence.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011

NOTE 8 – COMMITMENTS AND CONTINGENCIES, continued

g.
On April 29, 2011, effective May 1, 2011, the Company entered into an executive agreement with a current member of its Board of Directors (“Director”) for advisory services with respect to strategic, financial and regulatory issues. The term of the agreement is two years, subject to termination for cause. The contractual base compensation is $6,000 per month, increasing to $9,000 per month immediately after the Company reports two consecutive quarters of positive cash flow from operations and further increasing to $12,000 per month immediately after the Company reports two consecutive quarters of positive net income.  Bonuses are payable at the discretion of the Board of Directors. In addition, 200,000 shares of common stock are issuable upon the attainment of certain production levels as defined in the agreement and the attainment of the aforementioned operating results, up to an aggregate of 1,000,000 shares. Under the agreement, the director was granted non-qualified stock options to purchase 1,375,000 shares of common stock – 375,000 vesting on execution, and 250,000 vesting at the end of each successive six month period commencing on the effective date. The options include a cashless exercise provision. The options granted are exercisable at $0.50 per share and have a five year life.  The Company estimated the fair value of the stock options to be $1,118,334 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of three and one half years, risk-free interest rate of 1.01%, a dividend and forfeiture rate of 0% and a volatility of 116.5%.  The $305,276 value of the options vesting on grant was expensed on grant and the remainder is being amortized ratably over the two year vesting term. Results of operation include stock based compensation in the amount of $440,786 for the year ended August 31, 2011.

h.
On April 29, 2011, effective May 1, 2011, the Company entered into an executive agreement with the Chief Executive Officer (“CEO”). The term of the agreement is two years. The contractual base compensation shall be $14,000 per month, increasing to $21,000 per month immediately after the Company reports two consecutive quarters of positive cash flow from operations and further increasing to $28,000 per month immediately after the Company reports two consecutive quarters of positive net income.  Bonuses are payable at the discretion of the Board of Directors. In addition, 200,000 shares of common stock are issuable upon the attainment of certain production levels and the attainment of the aforementioned operating results, up to an aggregate of 1,000,000 shares. Under the agreement, the director was granted non-qualified stock options to purchase 1,375,000 shares of common stock – 375,000 vesting and exercisable on execution, and 250,000 becoming exercisable at the end of each successive six month period commencing on the effective date. The options include a cashless exercise provision. The options granted are exercisable at $0.50 per share and have a five year life. The Company estimated the fair value of the stock options to be $1,118,334 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of three and one half years, risk-free interest rate of 1.01%, a dividend and forfeiture rate of 0% and a volatility of 116.5%.  The $305,276 value of the options vesting on grant was expensed, and the remainder is being amortized ratably over the two year vesting term. Results of operation include stock based compensation in the amount of $440,786 for the year ended August 31, 2011.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011

NOTE 8 – COMMITMENTS AND CONTINGENCIES, continued

i.
On June 27, 2011, effective on February 1, 2011, the Company entered into an agreement with a consultant to continue to assist management on a part time basis in the role of interim chief financial officer (“Consultant”) through May 31, 2012. Compensation for these services is at the rate of $4,800 per month based upon 40 hours per month plus additional compensation at the rate of $120 per hour in excess of 40 hours. The Consultant shall have the right to receive compensation in shares valued at $0.75 per share, at his option. This hourly rate shall increase to $200 per hour immediately after the Company reports two consecutive quarters of positive cash flow from operations.  Under the agreement, the Consultant was granted non-qualified stock options to purchase 150,000 shares of common stock – 60,000 vesting on execution, and 7,500 vesting each month commencing on June 1, 2011 for the remaining term of the agreement. The options granted are exercisable at $0.75 per share and have a five year life. The options include a cashless exercise provision. The Company estimated the fair value of the stock options to be $114,889 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of three and one half years, risk-free interest rate of 1.04%, a dividend and forfeiture rate of 0% and a volatility of 116.5%.  The $46,002 value of the options vesting on grant was expensed, and the remainder is being amortized ratably over the one year term. Results of operation include stock based compensation in the amount of $63,224 related to these options for the year ended August 31, 2011. For the year ended August 31, 2011,  in accordance with the terms of his agreement  the Consultant elected to receive payment for services rendered in shares of common stock of the Company in the amount of $67,619, which includes $42,954 representing the excess of the fair value of the shares issued over the issuance price. Further, as of August 31, 2011, the Company was indebted to the Consultant for services in the amount of $8,622.

j.
Effective on June 6, 2011 the Company entered into a two year employment agreement with a Controller. Base compensation is payable at the rate of $100,000 per annum, and $125,000 per annum after the initial 90 day period for the remainder of the agreement. The Controller was granted non-qualified common stock purchase options to purchase 200,000 shares of the Company’s common stock at $0.75 per share. These options have a five-year life and include a cashless exercise feature. The options vest with respect to 25,000 shares on September 6, 2011 and 25,000 at the end of each three months thereafter commencing on December 6, 2011 until fully vested. The Company estimated the fair value of the stock options to be $159,048 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of three and one half years, risk-free interest rate of 0.74%, a dividend and forfeiture rate of 0% and a volatility of 112.4%.  Further, on September 6, 2011, after the expiration of the initial 90 day period, the Company was obligated to grant the Controller 25,000 shares of restricted common stock of the Company, of which 10,000 vested on the grant date and 15,000 on December 6, 2011. The Controller is also entitled (i) to participate in all Company sponsored benefit plans (ii) to an annual bonus at the discretion of the Board of Directors; and (iii) a salary increase once the Company attains positive operating cash flow. Results of operation include stock based compensation in the amount of $23,162 for the year ended August 31, 2011.

k.
On July 15, 2011, the Company entered into an independent Director Agreement with a new director for an initial term expiring July 15, 2013. The Company is obligated to pay a $20,000 annual retainer, of which $2,500 was expensed in the year ended August 31, 2011 and grant 200,000 non-qualified stock options to purchase 200,000 shares of common stock exercisable at $0.50 per share and with a five year life. The options include a cashless exercise provision. These options vest at the rate of 25,000 options per quarter beginning on July 15, 2011. The Company estimated the fair value of the stock options to be $179,024 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of three and one half years, risk-free interest rate of 1.01%, a dividend and forfeiture rate of 0% and a volatility of 113%.  The fair value of the options is being amortized ratably over the two year vesting term. Results of operation include stock based compensation in the amount of $11,189 for the year ended August 31, 2011.

Minimum future commitments under the aforementioned agreements aggregate $791,600; $531,600 for the year ending August 31, 2012 and $260,000 for the year ending August 31, 2013.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011

NOTE 9 –INCOME TAXES

The provision for income taxes differs from the result which would be obtained by applying the statutory income tax rate to income before income taxes.  The difference results from the following items:
	August 31,
	2011	2010
Net loss before income taxes	$(4,944,325)	$(2,544,627)
Statutory tax rate	34%	34%

Expected tax expense (recovery)	(1,698,070)	(865,173)
NYS franchise tax, net of federal benefit	(85,632)	(44,777)
Stock based compensation not deductible for tax purposes	396,291	213,620
Mineral property expenditure not deducted for tax purposes	-	37,739
Accretion of interest including prior year true-up	546,769	-
Other unrecognized items for tax purposes	5,750	(592)
Effect of tax rate differences in Tanzania	69,527	4,110
Increase in valuation allowance	765,365	655,073
Income tax provision	$-	$-

 As of August 31, 2011 and 2010, respectively,  the Company has US net operating loss carry-forwards of approximately $2,288,000 and $666,000, respectively, and Tanzanian net operating loss carry-forwards of $1,821,00 and $229,000 at August 31, 2011 and 2010, respectively, which may be available to reduce future year’s taxable income.  The US net operating loss carry-forwards will expire, if not utilized, commencing in 2029 through 2031. Tanzanian net operating loss carry-forwards expire only upon a change in control of the Company. Management believes that the realization of the benefits from this deferred tax asset appears uncertain due to the Company’s limited operating history and continuing losses.  Accordingly a full, deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

The Company’s tax-effected deferred income tax assets are estimated as follows:

	August 31,
	2011	2010
Deferred tax assets (liabilities):
Non-capital losses available	$1,392,743	$724,000
Property and equipment	(36,524)	38,000
NYS franchise tax, net of federal benefit	120,800	-
Less: valuation allowance	(1,477,019)	(762,000)
Net deferred income tax asset	$-	$-

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
August 31, 2011

NOTE 9 –INCOME TAXES, continued

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

NOTE 10 -   COMMON STOCK

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at August 31, 2011 are as follows:

Shares issuable upon exercise of warrants - July 2009 private placement	200,000
Compensatory warrant exercisable for shares to CEO	2,475,000
Compensatory warrants exercisable for shares to principal director and related party	2,875,000
Compensatory warrant/options exercisable for shares – others	775,000
Bridge loan – principal investor – shares issuable upon conversion of warrants	390,000
Shares issuable upon conversion of 880,000 warrants issued in December 2009 private placement	440,000
Shares issuable upon conversion of 4,886,000 warrants issued in April 2010 private placement	2,443,000
Shares issuable upon conversion of 9,231,000 warrants issued in October 2010 private placement	9,231,000
Compensatory stock options – employment and director agreements	850,000
Total	19,679,000

 Certain warrants and options include cashless exercise provisions.

a.
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

b.
On January 29, 2010, the Company entered into an agreement with a consultant to assist management on a part time basis in the role of interim chief financial officer (“Consultant”) for a six-month period which commenced on February 1, 2010.  Compensation for these services   was agreed at the rate of $6,500 per month for half-time services, 60,000 shares of common stock, plus a signing bonus of 50,000 shares of common stock, (which shares had a combined fair market value of $22,000 at the date of grant).  The fair value of these issuances was expensed ratably over the period of service.  The arrangement has been continued on a month-to month basis since expiration.  Approximately $23,635 in stock based compensation (resulting in the issuance of 102,305 common shares) is included in management services for the year ended August 31, 2011.

c.
During the period from April 3, 2010 and concluded on August 26, 2010, the Company conducted an offering of equity securities pursuant to Rule 506 of Regulation D and Regulation S. The Company sold 5,356,000 Units at a price of $0.25 per Unit for a total of $1,339,000. Each Unit consisted of one common share and one warrant. Two warrants are required to buy one common share at a price of $0.50 per share for a period of up to two years. The Company estimated the fair value of these warrants to be approximately $1,126,000 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of two years, risk-free interest rate ranging from 0.50%-1.18%, a dividend rate and forfeiture rate of 0% and an expected range of volatility from 139.7% to 144.6%. This amount is reflected as a component of additional paid-in capital.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011

NOTE 10 -   COMMON STOCK, continued

d.
In the period from October 18, 2010 to August 23, 2011, the Company conducted an offering of its equity securities pursuant to Rule 506 of Regulation D and Regulation S and received proceeds of $4,615,500 for the sale of 9,231,000 Units at a price of $0.50 per Unit.  Each Unit consists of one common share and one common stock purchase warrant. One warrant is required to buy one common share, or an aggregate of 9,231,000 common shares in total, at a price of $1.00 per share. These warrants are exercisable for a period of up to two years from the closing date of each subscription.  The Company estimated the fair value of these warrants to be approximately $4,284,000 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of two years, risk-free annual interest rate ranging from 0.20% to 0.85%, a dividend rate and forfeiture rate of 0% and an expected range of volatility from 105.3% to 144.3%. This amount is reflected as a component of additional paid-in capital.

e.	On December 4, 2010 (see Note 8e), an employee was granted 200,000 shares of restricted common stock pursuant to an employment agreement which was effective July 28, 2010.

f.	On December 16, 2010 (see Note 8f), a consultant was granted 200,000 shares of restricted common stock pursuant to an Advisory Agreement which was effective September 21, 2010.

g.	On June 6, 2011 (see Note 8i), pursuant to an employment agreement the Company committed to grant to an employee 25,000 shares of restricted common stock on September 6, 2011.

Refer also to Notes 6 and 8.

Stock Options and Warrants

On October 15, 2009, the Company granted 150,000 stock options to a consultant at an exercise price of $0.05 per share for a term of five years.  These options vest 25% every three months over a period of one year.  The Company estimated the fair value of these options that vested to be $18,379 using the Black-Scholes option pricing model with the following assumptions: an initial expected life of three years, a risk-free interest rate of 0.46% to 2.57%, a dividend rate of 0% and an expected volatility of 104% to 121%.  The remainder of stock-based compensation for these options of $18,369 was recorded as consulting fees during the year ended August 31, 2011.

 On November 1, 2009, the Company granted 150,000 stock options to a consultant at an exercise price of $0.05 per share for a term of five years.  These options vest 25% every three months over a period of one year.  The Company estimated the fair value of these options that vested to be $18,379 using the Black-Scholes option pricing model with the following assumptions: an expected initial life of three years, a risk-free interest rate of 0.46% to 2.57%, a dividend rate of 0% and an expected volatility of 103% to 121%. The remainder of stock-based compensation for these options of $18,369 was recorded as consulting fees during the year ended August 31, 2011.

On January 20, 2010, the Company granted 40,000 stock options to a consultant at an exercise price of $0.05 per share for a term of five years.  These options vest 25% every three months over a period of one year.  The Company estimated the fair value of these options that vested to be $12,309 using the Black-Scholes option pricing model with the following assumptions: an expected initial life of three years, a risk-free interest rate of 0.52% to 2.57%, a dividend rate of 0% and an expected volatility of 117% to 121%.  Stock-based compensation of $12,309 for the year ended August 31, 2011 was recorded as consulting fees.

 On May 15, 2010, the Company granted 200,000 stock options to a consultant at an exercise price of $0.35 per share for a term of two years. These options vest 20% on grant and 20% every three months over a period of one year. The Company estimated the fair value of the options that vested to be $40,867 using the Black-Scholes option pricing model with the following assumptions: an expected life of two years, a risk- free interest rate of 0.52% to 1.28%, a dividend rate of 0% and an expected range of volatility of from 117% - 139%. Stock-based compensation of $40,867 for the year ended August 31, 2011 was recorded as consulting fees.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011

NOTE 10 -   COMMON STOCK, continued

In accordance with the terms of an advisory agreement entered into on April 24, 2010, the Company granted additional warrants to purchase 50,000 shares of the common stock of the Company at $0.35 per share payable on October 24, 2010. The warrants have a five year life and contain a cashless exercise provision. Stock-based compensation of $28,000 for year ended August 31, 2011 was recorded related to these warrants. The Company estimated their fair value using the Black-Scholes option pricing model with the following assumptions: an expected life of three years, a risk-free interest rate of 0.52%, a dividend rate of 0% and an expected volatility of 117%.

The Company entered into certain additional compensatory arrangements pursuant to which additional stock purchase warrants or options were issued as follows:

i.
On December 4, 2010, effective July 28, 2010, the Company entered into an employment agreement with a Director of Corporate Communications, Strategic and Technical Advisor pursuant to which, among other things, he was granted non-qualified stock options to purchase 300,000 shares of common stock (see Note 8e);

ii.
On April 29, 2011, effective May 1, 2011, the Company entered into an executive agreement with a current member of its Board of Directors for advisory services with respect to strategic, financial and regulatory issues pursuant to which he was granted non-qualified stock options to purchase 1,375,000 shares of common stock (see Note 8g);

iii.
On April 29, 2011, effective May 1, 2011, the Company entered into an executive agreement with the Chief Executive Officer (“CEO”)  pursuant to which, among other things,  he was granted non-qualified stock options to purchase 1,375,000 shares of common stock (see Note 8h);

iv.
On June 27, 2011, effective on February 1, 2011, the Company entered into an agreement with a consultant to continue to assist management pursuant to which, among other things,  he was granted non-qualified stock options to purchase 150,000 shares of common stock (see Note 8i);

v.
Effective on June 6, 2011 the Company entered into a two year employment agreement with a Controller pursuant to which, among other things, he was granted non-qualified common stock purchase options to purchase 200,000 shares of the Company’s common stock (Note 8j); and

vi.
On July 15, 2011, the Company entered into an independent Director Agreement with a new member of its Board of Directors pursuant to which, among other things, he was granted 200,000 non-qualified stock options to purchase 200,000 shares of common stock (see Note 8k).

During the year ended August 31, 2011:

a)    Holders of 612,500 compensatory stock purchase warrants exercisable at $0.05 per share exercised their cashless exercise rights and received 571,311 restricted common shares. The total intrinsic value of these options exercised on a cashless basis in the period ended August 31, 2011 approximated $404,000;

b)    The holder of 40,000 compensatory stock purchase warrants, exercisable at $0.05 per share, exercised his option to purchase 40,000 restricted common shares for which the Company received proceeds of $2,000. The total intrinsic value of these options exercised in the period ended August 31, 2011 was $42,000.

c)   720,000 warrants issued in the private placement described in Note 10a above were exercised to acquire 360,000 shares for net proceeds of $90,000.  470,000 warrants issued in the private placement described in Note 10c above were exercised to acquire 235,000 shares for net proceeds of $117,500.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011

NOTE 10 -   COMMON STOCK, continued

The following is a summary of stock options and warrants outstanding for the periods shown:

Share Purchase Options

	Options	Weighted Average Exercise Price
Balance, August 31, 2009	1,800,000	$0.05
Granted	2,590,000	$0.14
Exercised	(112,500)	$0.05
Cancelled/Expired	-	-
Balance, August 31, 2010	4,277,500	$0.10
Granted	3,350,000	$0.52
Exercised	(652,500)	$0.05
Cancelled/Expired	-	-
Balance, August 31, 2011	6,975,000	$0.31

Exercisable, at August 31, 2011	4,407,500	$0.19

	Options	Weighted Average Grant-Date Fair Value
Nonvested balance, August 31, 2009	1,800,000	$0.10
Granted	2,590,000	$0.13
Vested during the year	(3,875,000)	$0.04
Nonvested balance, August 31, 2010	515,000	$0.10
Granted	3,350,000	$0.81
Vested during the year	(1,297,500)	$0.04
Nonvested balance, August 31, 2011	2,567,500	$0.53

As of August 31, 2010, 3,762,500 stock options have vested and 515,000 stock options remained unvested. The weighted average remaining life of the vested and unvested stock options is 4.01 years and 4.03 years, respectively.  As of August 31, 2010, the intrinsic value of the vested options was $1,761,375. Future compensation expense based upon the fair value of unvested stock options at August 31, 2010 approximates $46,200.

As of August 31, 2011, 4,407,500 stock options have vested and 2,567,500 stock options remain unvested. The weighted average remaining life of the vested and unvested stock options is 3.04 years and 4.64 years, respectively. As of August 31, 2011, the intrinsic value of the vested options was $3,591,000. Future compensation expense based upon the fair value of unvested stock options at August 31, 2011 approximates $1,234,000.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
August 31, 2011

NOTE 10 -   COMMON STOCK, continued

Share Purchase Warrants

	Warrants	Weighted Average Exercise Price
Balance, August 31, 2009	200,000	$0.05
Issued	7,368,000	$0.24
Cancelled/Expired	-	-
Balance, August 31, 2010	7,568,000	$0.24
Issued	9,231,000	$1.00
Exercised	(4,095,000)	$0.09
Cancelled/Expired	-	-
Balance, August 31, 2011	12,704,000	$0.84

Exercisable, at August 31, 2011	12,704,000	$0.84

The weighted average remaining life of all outstanding share purchase warrants is 1.3 years. As of August 31, 2011 the intrinsic value of these warrants was $2,210,000.

NOTE 11 -   SUBSEQUENT EVENTS

a.	Subsequent to August 31, 2011, the Company received proceeds of $203,750 and issued 487,500 shares of common stock for the exercise of warrants issued in connection with private placements.
b.	Subsequent to August 31, 2011, the Company issued 72,235 shares from the cashless exercise of warrants to purchase 75,000 common shares.
c.
In October 2011 the Company commenced an offering of its equity securities pursuant to Rule 506 of Regulation D and Regulation S at a price of $0.75 per unit.  Each unit consists of one common share and one share purchase warrant. Two warrants are required to purchase one common share at a price of $1.50 per share for a period of up to two years. Through December 5, 2011, the Company sold 320,000 units and received proceeds of $240,000.

d.
As more fully described in Note 4e, effective on November 29, 2011 the Company entered into a Purchase Agreement and acquired Gold Standard Tanzania Ltd, a private limited liability Tanzanian Company. In connection with that transaction, among other things, the Company issued 1.2 million shares of its common stock and $2,000,000 in convertible promissory notes.

e.
Subsequent to August 31, 2011 through November 22, 2011, the Company paid an additional $140,820 with respect to the properties described in Note 4f, which included $41,240 for the acquisition of the Keigi property (197.25 sq km) and corresponding prospecting license; and $80,280 for the Tundura North property (222 sq km) and corresponding prospecting license.  The remainder of $44,560 will be paid with respect to the other properties as the related prospecting licenses are issued in the Company’s name.

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

Internal Control Over Financial Reporting

Management of Ruby Creek Resources Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Ruby Creek Resources Inc.'s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP).  Internal control over financial reporting includes those policies and procedures that:

	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;


Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and


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

Ruby Creek Resources Inc.'s management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, while management believes that steps have been taken to address previously identified material weaknesses in internal control over financial reporting, that material weaknesses still exist.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The previous material weaknesses and their remediation, which was effective as of August 31, 2011, are identified are disclosed below.

However, we have commenced operations in Tanzania during the year ended August 31, 2010 and expanded our activities into the year ended August 31, 2011. We are currently in the process of establishing adequate systems of internal control over safeguarding company assets deployed in Tanzania and to establish control over ore produced and revenue produced.

Appropriate Independent Oversight. The Company believes that it has designed but not yet established an appropriate level of oversight of the Company's financial reporting and procedures for internal control over financial reporting, including appropriate authorization of transactions for its current operations. On February 1, 2010, the Company retained a Chief Financial officer who is CPA and has extensive experience in SEC reporting and in establishing systems of internal control. On June 1, 2011 the Company retained a Controller with experience in establishing and monitoring systems of internal control, accounting management and accounting policies procedures. There are, at present, three directors of the Company, including an independent Director who could provide an appropriate level of oversight, including challenging management's accounting for and reporting of the transactions, effective July 15, 2011.

Segregation of Duties. During the fiscal 2010, the Company retained a qualified Chief Financial Officer, and added a member of its Board of Directors who is an attorney and an expert in SEC reporting and compliance. He is a CPA in SEC practice and a partner in a major CPA firm. In prior periods, the Company has historically had limited accounting resources as a result of its lack of revenues and limited working capital and therefore relied on outside consultants for all accounting and financial reporting resources. While the Company still has limited resources, the Company now has a CFO, a Controller  and other accounting personnel who prepare the general ledger (including the preparation of routine and non-routine journal entries) and the preparation of accounting reconciliations; and has a members of its Board of Directors, who together with the CFO and Controller have adequate expertise in the selection of accounting principles, and in the preparation of interim and annual financial statements (including footnote disclosures) in accordance with generally accepted accounting principles. As described above, in July 2011, we added a new board member who is a highly qualified SEC attorney to strengthen our corporate compliance.

While we believe we are taking appropriate remedial activities to strengthen its systems of internal control over financial reporting described above, Ruby Creek’s management has concluded that, as of August 31, 2011, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Changes in Internal Control over Financial Reporting

We added an independent member to our Board of Directors and a Controller as described above, which has significantly strengthened our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended August 31, 2011.Reference is made to the above discussions.

 ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors

The Company's present officers and directors are as follows.

Name	Age	Positions

Rob Slavik	59	President, Chief Executive Officer, Principal Executive Officer and Director
David Bukzin	46	Director
Darren Ofsink	42	Director
Myron Landin	63	Chief Financial Officer

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

Darren Ofsink, Director
Darren Ofsink is an independent member of the board.  He is co-founder of GuzovOfsink, LLC, a New York City based law firm and managing partner in its corporate transactions, securities and international practices.  Darren is a specialist in complex securities and corporate transactions, compliance and governance as well as international transactions and offerings having worked with companies in Asia, Africa and Europe. His firm’s clients include a wide spectrum of companies and industries, including auto parts manufacturers, pharmaceuticals, broker-dealers, investment advisers, hedge funds, mining and technology.

Myron Landin, Chief Financial Officer
CPA Myron W. Landin was appointed acting Chief Financial Officer pursuant to a six month consulting agreement with the Company on February 1, 2010.  Mr. Landin brings more than 35 years of financial experience to Ruby Creek Resources.  For the period 2003-2010 Mr. Landin principal activity has been providing consulting services to a number of publicly traded companies through his consulting firm, JTL Enterprises, Inc.  His services have included accounting support services, financial statement preparation, and business, SEC advisory and Sarbanes-Oxley consulting.  Mr. Landin has participated in numerous forward and reverse-mergers, acquisitions, reorganizations and restructurings, private placements, and SEC and Sarbanes-Oxley compliance projects.  Mr. Landin held senior executive and Board level positions with an entrepreneurial public company in the telecommunications industry (1984-1991) and the subsequent spinoff of a subsidiary where he served as Chairman of the BOD and CFO (1992-1999). Prior to that he was a partner in a regional accounting firm and principal in several telecom related public enterprises. (1981-1984)  Mr. Landin served as senior assurance manager with a Big Four accounting firm, (now Deloitte) (1972-1981).  Mr. Landin holds a B.A. in economics from Stony Brook University and attended Pace University Graduate School of Business.  He is a Certified Public Accountant licensed in the state of New York.

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

S.C. Magembe, Advisor – Mining, Property Acquisitions and Governmental Relations
Mr. Magembe is a Tanzanian businessman with numerous business activities including construction, property and resort development and management. In addition he is a holder of extensive databases of Tanzanian mining and property information. Mr. Magembe advises Ruby Creek on such issues as joint venture agreements, transfers or assignments of mineral rights and mining license applications.

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

Significant Employees

Toby Hansen, Process Engineering and Corporate Communications
Mr. Hansen has been an engineer for over 20 years. He began his career designing rare earth magnetostrictive transducers for medical, oil/gas and industrial applications where he obtained a wealth of knowledge of diverse materials and processes.  Subsequent to transducer design he has spent the last six years leading research and development efforts to enhance electromagnetic devices.  Over his career he has been granted four US patents (#6,012,521, #6,227,853, #6,624,539 and #6,909,666) and has four additional patents pending.  Mr. Hansen has earned a bachelor in Mechanical Engineering at the University of Utah and a Masters Degree in Engineering Mechanics at Iowa State University. Mr. Hansen is also the editor of the Heavy Metal Investor featuring a quarterly market newsletter. This endeavor has resulted in a vast accumulation of knowledge in the gold and mining industry. The newsletter began in 2003 with a dozen readers and has grown in popularity with readership presently approaching 1700 people worldwide.  Through his newsletter, he identified the potential of the Mkuvia property.  Mr. Hansen committed to a two year contract with Ruby Creek. Mr. Hansen’s responsibilities will be two-fold, Corporate Communications and Operations. Onsite his focus will be the reviewing of processes and analysis of systems and materials as well as developing strategies for maximizing returns on gold and other mineral concentrates.

Dan Bartley, Controller
Dan Bartley joined the Ruby Creek management team in June 2011 as its Controller. He has over 25 years of both public and private financial consulting and reporting experience. Dan served as the Chief Financial Officer of two electronic manufacturing companies and Vice President of a $1 billion retailer home furnishings company.  From 1992 through 2004, Dan was President of Bartley & Associates, a financial consulting firm that specialized in asset purchase transactions, financial advisory services and financial reporting systems. He received a B.S. degree in accounting from Long Island University and M.A. in Theology from the Seminary of the Immaculate Conception.  Dan is a Certified Public Accountant.

Jan Serfontein, Chief Geologist
For over two decades Mr. Serfontein has explored for a wide range of precious and base metals in many African countries.  He holds a Bachelor of Science degree in Geology and Honors Bachelor of Science degree in Exploration Geology from the University of Pretoria. Following work at the Geological Survey of South Africa, Rocklabs, South African Development Trust Corporation, Jan co-founded VSA Earth Science Consultants, which rendered a specialized service in selected Earth Science disciplines. In 1997 he initiated the incorporation of VSA GeoConsultants, Caser Construction, VSA Uganda and VSA Tanzania into Set Point Technology Holdings, a Johannesburg Stock Exchange listed company, where Jan assumed the role of Divisional Director. Following a successful management buy-out of the entire VSA Division in July 2000, the VSA GeoConsultants Group was established, of which he was the Chief Executive Officer until 2008, when the Company merged with a Canadian major (Golder). During this time his appointments included Country Manager (Geology and Mining) Uganda, Tanzania, Sierra Leone and Angola for Canadian and British companies, Diamond Works and Branch Energy (in both hard rock and alluvial settings). Jan co-founded the platinum exploration company Blue Sky Exploration, which successfully reverse listed on the London Alternative Exchange as Cluff Platinum. His work at Blue Sky resulted in the discovery of the Blue Ridge platinum mine (http://www.aquariusplatinum.com). He co-founded UIS Analytical Services, arguably one of the largest privately owned analytical laboratories in Africa.

Johan Coetzee, Gold Plateau Project Engineering
JFPS Projects is a South African based mining engineering firm, which was founded and is led by Managing Director Johan Coetzee. They have designed, developed and worked all aspects of modern mines and equipment ranging from startup operations and expansions through to major production.

Bob Gray, Gold Plateau Project Manager
Bob Gray is our onsite Project Manager. Bob served as an Infantry Officer in the Rhodesian Regular Army. Following his service he attended the University of South Africa obtaining a Bachelor of Science degree and then a Master's Degree in Business Leadership. He has a broad knowledge of the African minerals industry from exploration to extraction, particularly in gold, diamonds, dimension stone, coal, tantalum, and titanium.

Our subsidiary in Tanzania now employs personnel to conduct our mining operations and control accounting and administrative functions.

Family Relationships

There are no family relationships among our directors or executive officers.

Committees of the Board of Directors

We presently do not have an independent audit committee, compensation committee, a nominating committee, an executive committee of our Board of Directors, stock plan committee or any other committees. Currently the full Board performs these functions as necessary. However, our Board of Directors is considering establishing various committees during the current fiscal year.

The Company is in the exploration stage and has limited financial resources and plans to add the required independent financial expert to the Audit Committee as the Company's operations ramp up, financial resources permit and to comply with the requirements of stock exchanges we may choose to list on .

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based on our review of the copies of such forms we received, we believe that during the fiscal year ended August 31, 2011 all such filing requirements applicable to our officers and directors were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

 The following table sets forth the compensation paid to our executive officers during the following fiscal years:

Name and Principal Position	Year Ended August 31,	Salary ($)		Stock Awards	Option Awards	Total ($)

Rob Slavik President, CEO,	2011		$150,000	Nil	$1,118,334	$1,174,334
Director (1)	2010		$100,000	Nil	$72,500	$172,500

David Bukzin	Nil		$56,000	Nil	$1,118,334	$1,174,334
Director (2)	2010		$32,000	Nil	Nil	$32,000

Darren Ofsink	2011		$2,500	Nil	$179,024	$181,524
Director (3)	2010	$	Nil	Nil	Nil	Nil

Myron Landin	2011		$100,535	Nil	$114,889	$215,424
CFO (4)	2010		$47,000	$22,000	Nil	$69,000

Toby Hansen Corporate	2011		$114,333	Nil	Nil	$114,333
Communications	2010		$8,774	$100,000	$132,522	$241,296

(1) Mr. Slavik was appointed President and CEO in June 2009. Effective January 1, 2010, Mr. Slavik has been receiving compensation at the rate of $10,000 per month. On September 1, 2009 Mr. Slavik was awarded 1,100,000 compensation warrants to purchase an equal number of shares at an exercise price of $.05 per share. The warrants vested over the year ended August 31, 2010. Effective May 1, 2011 Mr. Slavik entered into a two year agreement, subject to termination for cause, with the Company to continue as a Director, President and CEO. The contractual base compensation shall be $14,000 per month, increasing to $21,000 per month immediately after the Company reports two consecutive quarters of positive cash flow from operations and further increasing to $28,000 per month immediately after the Company reports two consecutive quarters of positive net income.  Bonuses are payable at the discretion of the Board of Directors. In addition, 200,000 shares of common stock are issuable upon the attainment of certain production levels and the attainment of the aforementioned operating results, up to an aggregate of 1,000,000 shares. Under the agreement, the director was granted non-qualified stock options to purchase 1,375,000 shares of common stock – 375,000 vesting and exercisable on execution, and 250,000 becoming exercisable at the end of each successive six month period commencing on the effective date. The options include a cashless exercise provision. The options granted are exercisable at $0.50 per share and have a five year life.

(2) Mr. Bukzin has been a special advisor to the Board of Directors and has been received compensation of $4,000 per month since January 1, 2010. Effective May 1, 2011 Mr. Bukzin entered into a two year agreement, subject to termination for cause, with the Company to continue as a Director and for advisory services with respect to strategic, financial and regulatory issues. The contractual base compensation is $6,000 per month, increasing to $9,000 per month immediately after the Company reports two consecutive quarters of positive cash flow from operations and further increasing to $12,000 per month immediately after the Company reports two consecutive quarters of positive net income.  Bonuses are payable at the discretion of the Board of Directors. In addition, 200,000 shares of common stock are issuable upon the attainment of certain production levels as defined in the agreement and the attainment of the aforementioned operating results, up to an aggregate of 1,000,000 shares. Under the agreement, the director was granted non-qualified stock options to purchase 1,375,000 shares of common stock – 375,000 vesting on execution, and 250,000 vesting at the end of each successive six month period commencing on the effective date. The options include a cashless exercise provision. The options granted are exercisable at $0.50 per share and have a five year life.

(3) Mr. Ofsink became a Director on July 15, 2011 and entered into a two-year independent director’s agreement with the Company, pursuant to which he will receive a $20,000 annual retainer payable on a quarterly  basis, and was granted non qualified stock options to acquire 200,000 shares at $.50 per share. These options vest at the rate of 25,000 per quarter, have a five year life and include a cashless exercise provision.

(4) Pursuant to a February 2, 2010 six month consulting agreement, Mr. Landin became interim Chief Financial Officer of the Company. Terms provided for $6,500 per month for a portion of his time, a signing bonus of 50,000 common shares and 60,000 common shares as compensation earned over the six month term.  Additional compensation is due for time in excess of that stipulated in the agreement. Effective on February 1, 2011, the Company entered into another agreement with Mr. Landin to continue to assist management on a part time basis in the role of interim chief financial officer through May 31, 2012. Compensation for these services is at the rate of $4,800 per month based upon 40 hours per month plus additional compensation at the rate of $120 per hour in excess of 40 hours. The Consultant shall have the right to receive compensation in shares valued at $0.75 per share, at his option. This hourly rate shall increase to $200 per hour immediately after the Company reports two consecutive quarters of positive cash flow from operations.  Mr.Landin was granted non-qualified stock options to purchase 150,000 shares of common stock – 60,000 vesting on execution, and 7,500 vesting each month commencing on June 1, 2011 for the remaining term of the agreement. The options granted are exercisable at $0.75 per share and have a five year life. The options include a cashless exercise provision.

Outstanding Equity Awards

On July 15, 2009, the Company granted 50,000 compensation warrants to Brian Roberts a director at the time of issuance, at an exercise price of $0.05 per share for a term of 5 years. These compensation warrants vested on November 1, 2009.

On July 15, 2009, the Company granted a total of 1,750,000 stock options to consultants at an exercise price of $0.05 per share for a term of 5 years.  These options vest 25% quarterly over a period of one year. The stock options were issued as follows: 600,000 to a consulting firm, 900,000 to David Bukzin, 250,000 toprior management and consultants.  These options fully vested as of July 15, 2010. On May 1, 2011, Mr Slavik was granted 1, 375,000 stock options pursuant to his new employment agreement.

On September 1, 2009, the Company granted 1,100,000 options to Rob Slavik, an officer and director of the Company. The warrants vested over the year ended August 31, 2010.

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

On November 1, 2009, the Company granted 250,000 options to a member of former management. The options fully vested on August 1, 2010.

Dr. Mruma, pursuant to a Consulting Agreement under which he became a member of the Company’s Board of Advisors granted  to him 50,000 options on April 24, 2010. Pursuant to his agreement he was granted an additional 50,000 options on October 24, 2010.

Pursuant to a consulting agreement, Maita Mkuvia – was granted shares 50,000 shares on June 2, 2010.

Toby Hansen was awarded 200,000 shares and 300,000 non-qualified common stock purchase options in connection with his employment agreement effective July 28, 2010 and executed on December 4, 2010.

Myron Landin was awarded 110,000 shares in connection with his 6 month consulting agreement on February 1, 2010, which vested over the period through July 31, 2010. Effective on February 1, 2011, the Company entered into a new agreement for similar services and Mr. Landin was granted 150,000 stock options.

Effective on June 6, 2011, pursuant to his employment agreement as Controller, Mr. Dan Bartley was granted 25,000 common shares and 200,000 common stock purchase options.

Compensation of Directors

Some of our directors may receive cash or non-cash compensation for their services. They arereimbursed for any out-of-pocket expenses they may incur in connection with our business.

In the year ended August 31, 2010 we had one Director, Robert Slavik, also our President and Chief Executive Officer. He earned $100,000 in salary and received a compensation warrant to purchase 1.1 million common shares of the Company at $.05 per share, expiring in 5 years. Commencing on January 1, 2010 he was entitled to receive a fee of $10,000 per month as approved by the Board of Directors.  Refer to (1) under the Summary Compensation Table for details of his current compensation arrangement.

 Mr. Bukzin became a director in September 2010. Mr. Bukzin has been a special advisor to the Company since July 2009. He was awarded non-qualified stock options to purchase 900,000 shares at $0.05 per share on July 15, 2009. Commencing on January 1, 2010 he was entitled to receive a fee of $4,000 per month as approved by the Board of Directors. This total fee of $32,000 was accrued and unpaid as of August 31, 2010.  Refer to (2) under the Summary Compensation Table for details of his current compensation arrangement.

Mr. Ofsink became a Director on July 15, 2011 and entered into a two-year independent director’s agreement with the Company, pursuant to which he will receive a $20,000 annual retainer payable on a quarterly  basis, and was granted non qualified stock options to acquire 200,000 shares at $.50 per share. These options vest at the rate of 25,000 per quarter, have a five year life and include a cashless exercise provision.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of December 6, 2011 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Name and address of beneficial owner	Amount and nature of Beneficial Owner (1)	Percentage of Class (2)
Directors and Officers:

Rob Slavik, President CEO, Director 750 3rd Avenue 11th Floor, New York, NY 10017	6,570,000	15.1%

David Bukzin, Director 750 3rd Avenue 11th Floor, New York, NY 10017	8,359,877	19.0%

Darren Ofsink, Director	50,000	0.1%
900 3rd Avenue, New York, NY 10022

Myron Landin, Chief Financial Officer 750 3rd Avenue 11th Floor, New York, NY 10017	369,805	0.9%

All officers and directors as a group (four individuals) 5% Shareholders:	15,349,682	33.4%

Douglas Lake Minerals, Inc.	4,000,000	9.6%

Double Trouble Productions, LLC.	3,285,000	7.7%

Martin Doyle	5,812,500	13.1%

Gold Standard Ltd.	2,892,667	6.7%

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

(2)	Based on 41,792,415 shares of our common stock issued and outstanding as of December 6, 2011.

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

On September 1, 2009, the Company granted 1,100,000 warrants to Rob Slavik, an officer and director of the Company, subject to his acceptance. Also, on November 7, 2009, the Board unanimously approved the right of Rob Slavik to effect a debt conversion of up to $50,000 based on the price of the Company’s stock at the time of the closing of the OTC Bulletin Board, immediately following the announcement of the Mkuvia Joint Venture Agreement with Douglas Lake Minerals Inc. and the next level of financing. As Mr. Slavik was an officer and director of the Company at the time of these transactions, they were not at arm’s-length. On November 16, 2009 Mr. Slavik effected this debt conversion and received 1,000,000 shares of common stock of the Company.

 ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended August 31, 2011 and 2010.  Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended August 31, 2011	Year Ended August 31, 2010

Audit Fees	$47,806	$17,272

Audit-Related Fees	33,000	25,720

Tax Fees	7,500	–

All Other Fees	–	–

Total	$88,306	$43,022

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

Tax Fees

Tax fees billed by our independent auditors for tax compliance services provided.

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

PART IV

ITEM 15. EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K unless filed previously as noted below.

Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Bylaws (5)

10.1	Founder's Seed Capital Share Private Placement Subscription Agreement (1)

10.2	Subscriber's $0.05 Seed Capital Share Private Placement Subscription Agreement.(1)

10.3	Subscriber's $0.05 Seed Capital Share Private Placement Subscription Agreement.(1)

10.4	Mineral Claims Option Agreement between Ruby Creek Resources, Inc. and Carl von Einsiedel, dated July 15, 2006, as amended August 15, 2006 (1)

10.5	More Creek Claims - Payment Schedule Agreement dated July 9, 2008. (2)

10.6	Amendments to Mineral Claims Option Agreement between Ruby Creek Resources Inc. and Carl von Einsiedel dated July 9, 2008 (3)

10.7	Consulting Agreement between Ruby Creek Resources, Inc. and Brian Roberts dated June 18, 2008 and of July 15, 2009 respectively (5)

10.8	Amendment to the Consulting Agreement between Ruby Creek Resources, Inc. and Brian Roberts, dated November 1, 2009 (5)

10.9	Form of Ruby Creek Resources, Inc. Consulting Warrant (5)

10.10	Advisory Agreement between Ruby Creek Resources, Inc. and Foremost Geological Consulting dated July 15, 2009. (4)
10.11	Consulting Agreement between Ruby Creek Resources, Inc. and David Bukzin dated July 17, 2009. (4)
10.12	Consulting Agreement between Ruby Creek Resources, Inc. and Double Trouble Productions LLC dated July 17, 2009. (4)

10.13	Purchase Agreement for shares between Ruby Creek Resources, Inc. and Double Trouble Productions LLC/Booha Family Partners dated July 20, 2009 (5)
10.14	Consulting Agreement for shares between Ruby Creek Resources, Inc. and M. Littman dated July 20, 2009 (5)

10.15	Consulting Agreement for shares between Ruby Creek Resources, Inc. and B. Krooks dated July 20, 2009(5)

10.16	Consulting Agreement between Ruby Creek Resources, Inc. Kouzelne Mesto Ltd. dated October 1, 2009 (5)

10.17	Advisory Agreement between Ruby Creek Resources, Inc. and R. Shenton dated November 1, 2009 (5)

10.18	Joint Venture Agreement between Ruby Creek Resources, Inc., and Douglas Lake Minerals, Inc. Dated November 7, 2009 (5)

10.19	Letter Agreement (payment extension) between Ruby Creek Resources, Inc., and Douglas Lake Minerals, Inc. dated December 18, 2009 (6)
10.20	Bridge Note dated December 22, 2009 (6)

10.21	Consulting Agreement between the Company and Myron W. Landin (7)

10.22	Joint Venture Development Agreement among between Ruby Creek Resources, Inc., and Douglas Lake Minerals, Inc. and Maita Mkuvia dated March 7, 2010 (8)

10.23	Purchase Agreement by and between Ruby Creek Resources, Inc. and Douglas Lake Minerals, Inc., effective as of June 16, 2010 (9)

10.24	Purchase Agreement by and between Ruby Creek Resources, Inc. and Carlos John Kolos Kapinga, effective as of September 9, 2010 (10)

10.25	Employment Agreement between Ruby Creek Resources, Inc. and T. Toby Hansen dated December 4, 2010 (11)

10.26	Purchase Agreement Between Ruby Creek Resources, Inc. and Gold Standard Tanzania Ltd. dated January 12, 2011 (A) (12)
10.27	Purchase Agreement Between Ruby Creek Resources, Inc. and Gold Standard Ltd. and Gold Standard Tanzania Ltd. dated January 12, 2011. (B) (12)
10.28
Independent Director Agreement Between Ruby Creek Resources, Inc. and Darren F. Ofsink  dated July 15, 2011 Previously filed erroneously as Exhibit 10.26  in the Company’s Form 8-K filed July 20, 2011 (13)

10.29
Director Indemnification Agreement Between Ruby Creek Resources, Inc. and Darren F. Ofsink  dated July 15, 2011  Previously filed erroneously as Exhibit 10.27  in the Company’s Form 8-K filed July 20, 2011. (13)

10.30
Purchase Agreement Between Ruby Creek Resources, Inc. , Gold Standard Ltd. and Gold Standard Tanzania Ltd., and Robert J. Moriarty, dated August 11, 2011.  Previously filed erroneously as Exhibit 10.28  in the Company’s Form 8-K filed August 15, 2011 (14)

10.31
First Amendment to Asset Purchase Agreement Between Ruby Creek Resources, Inc. , Gold Standard Ltd. and Gold Standard Tanzania Ltd., and Robert J. Moriarty, dated November 29, 2011.  Previously filed erroneously as Exhibit 10.29  in the Company’s Form 8-K filed November 29, 2011 (15)

31.1	Certification of Chief Executive (Filed herewith)
31.2	Certification of Chief Financial Officer (Filed herewith)
32.1	Certification of Chief Executive Officer (Filed herewith)
32.2	Certification of Chief Financial Officer (Filed herewith)

(1.)	Incorporated by reference. Filed as an exhibit to the Company's Registration Statement on Form SB-2, as filed with the SEC on November 7, 2006, and incorporated herein by this reference.

(2.)	Incorporated by reference. Filed as an exhibit to the Company's Form 10-K for the year ended August 31, 2008.

(3.)	Incorporated by reference. Filed as an exhibit to the Company's Form 10-Q for the period ended February 28, 2009.

(4.)	Incorporated by reference. Filed as an exhibit to the Company's Form 10-Q for the period ended May 31, 2009.

(5.)	Incorporated by reference. Filed as an exhibit to the Company's annual report on Form 10-K, filed with the SEC on December 10, 2009.

(6.)	Incorporated by reference. Filed as an exhibit to the Company's Form 10-Q for the period ended November 30, 2009.

(7.)	Incorporated by reference. Filed as an exhibit to the Company's Form 8-K dated February 11, 2010.

(8.)	Incorporated by reference. Filed as an exhibit to the Company's Form 8-K dated March 17, 2010.

(9.)	Incorporated by reference. Filed as an exhibit to the Company's Form 8-K dated June 16, 2010.

(10.)	Incorporated by reference. Filed as an exhibit to the Company's Form 8-K dated September 15, 2010.

(11)	Incorporated by reference. Filed as an exhibit to the Company's Form 10-K for the year ended August 31, 2010.
(12)	Incorporated by reference. Filed as an exhibit to the Company's Form 8-K dated January 12, 2011

(13)	Incorporate by reference. Filed as an exhibit to the Company’s Form 8-K dated July 15, 2011
(14)	Incorporate by reference. Filed as an exhibit to the Company’s Form 8-K dated August 15, 2011
(15)	Incorporate by reference. Filed as an exhibit to the Company’s Form 8-K dated December 5, 2011

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY CREEK RESOURCES, INC.

/s/ ROB SLAVIK
Rob Slavik, President, Chief Executive Officer, Director
Date: December 14, 2011

/s/ MYRON LANDIN
Myron Landin, Chief Financial Officer
Date: December 14, 2011

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Rob Slavik	CEO and Director (Principal Executive Officer)	December 14, 2011

/s/ Myron Landin	Chief Financial Officer (Principal Financial and Accounting Officer)	December 14, 2011

/s/ David Bukzin	Director	December 14, 2011

/s/ Darren Ofsink	Director	December 14, 2011