Form 10-Q
period 2011-11-30
Ruby Creek Resources, Inc.
filed 2012-01-23
CIK 1379810

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 43,717,931 shares of common stock as of Jan 12, 2012.

RUBY CREEK RESOURCES, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended November 30, 2011

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended November 30, 2011 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

Ruby Creek Resources, Inc.
 Table of Contents
November 30, 2011

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets – November 30, 2011 and August 31, 2011	4
	Consolidated Statements of Operations –Three Months ended November 30, 2011 and 2010 and cumulative to date	5
	Consolidated Statement of Stockholders’ Equity – Inception (May 3, 2006) to November 30, 2011	6
	Consolidated Statements of Cash Flows -Three Months ended November 30, 2011 and 2010 and cumulative to date	7
	Notes to Consolidated Financial Statements	8-17
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4T.	Controls and Procedures	23

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 2.	Unregistered Sales of Equity Securities	24
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
Signatures		26

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2011	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,251,201	$1,836,877
Prepaid expenses and other current assets	327,447	259,768
Total current assets	1,578,648	2,096,645

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$65,451 and $42,123 , respectively	2,766,413	312,729

MINERAL PROPERTIES	9,054,539	7,141,800

TOTAL ASSETS	$13,399,600	$9,551,174

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$470,163	$404,941
Installment loan payable	2,760	11,042
Due to Douglas Lake, net of discount	1,892,045	1,864,340
Convertible note payable, current, net of discount	519,466	-
Due to related parties	114,729	82,612
Total current liabilities	2,999,164	2,362,935

LONG-TERM LIABILITIES
Due to Douglas Lake Minerals, net of discount	2,880,345	2,817,692
Convertible note payable, net of discount	259,734	-
Due to Mkuvia Maita, net of discount	325,205	-
Deferred income taxes payable	405,000	-
Total long-term liabilities	3,870,284	2,817,692

COMMITMENTS AND CONTINGENCIES (Note 7)

TOTAL LIABILITIES	6,869,448	5,180,627

STOCKHOLDERS' EQUITY
Common stock, 500,000,000 shares authorized, par value $0.001;
43,057,082 and 39,576,978 shares issued and outstanding, respectively	43,057	39,577
Additional paid-in capital	16,343,314	12,397,133
Deferred compensation expense	(48,048)	(104,691)
Non-controlling interest	73,700	-
Comprehensive income from foreign currency translation	37,032	29,524
Deficit accumulated during the exploration stage	(9,918,903)	(7,990,996)

Total Stockholders' Equity	6,530,152	4,370,547
	-
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,399,600	$9,551,174

See accompanying notes to unaudited consolidated financial statements.

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			for the Period
			from
	Three Months Ended		May 3, 2006
	November 30,		(Inception) to
			November 30,
	2011	2010	2011

EXPENSES
Mineral exploration and operating costs	$373,462	$231,230	$1,877,402
Consulting services	187,631	92,934	1,810,538
Depreciation	23,309	3,263	65,433
Interest and financing fees	705,959	139,756	2,281,728
Management services	314,450	138,654	1,738,256
General and administrative	323,096	225,547	2,145,543

Total expenses	1,927,907	831,384	9,918,903

NET LOSS	$(1,927,907)	$(831,384)	$(9,918,903)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.05)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	40,057,387	23,409,658

See accompanying notes to unaudited consolidated financial statements.

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
From May 3, 2006 (Date of Inception) to November 30, 2011

						Deficit	Comprehensive Income (Loss)
				Deferred		Accumulated	From	Total
	Common Stock		Additional	Compensation	Noncontrolling	During	Foreign Exchange	Stockholders'
	Shares	Amount	Paid-in capital	Expense	Interest	Exploration Stage	Translation	Equity (Deficit)

Balance - May 3, 2006 (Date of Inception)	-	$-	$-	$-		$-	$-	$-
August 31, 2006 - issuance of common shares for cash at $0.01 per share	4,500,000	4,500	40,500	-	-	-	-	45,000
August 31, 2006 - issuance of common shares for cash at $0.05 per share	2,970,000	2,970	145,530	-	-	-	-	148,500
August 31, 2006 - issuance of common shares for cash at $0.10 per share	867,000	867	80,833	-	-	-	-	81,700
August 31, 2006 - donated rent and management services	-	-	3,000	-	-	-	-	3,000
Net loss	-	-	-	-	-	(19,696)	-	(19,696)
Balance - August 31, 2006	8,337,000	8,337	269,863	-	-	(19,696)	-	258,504
September 5, 2006 - cash received for stock subscription	-	-	5,000	-	-	-	-	5,000
Net loss	-	-	-	-		(127,497)	-	(127,497)
Balance - August 31, 2007	8,337,000	8,337	274,863	-	-	(147,193)	-	136,007
Net loss						(96,974)	-	(96,974)
Balance - August 31, 2008	8,337,000	8,337	274,863	-	-	(244,167)	-	39,033
July 23. 2009 - issuance of common shares for cash at $0.05 per share	400,000	400	14,600	-	-	-	-	15,000
Stock based compensation	-	-	24,547	-	-	-	-	24,547
Net loss	-	-	-	-	-	(207,877)	-	(207,877)
Balance - August 31, 2009	8,737,000	8,737	314,010	-	-	(452,044)	-	(129,297)
November 6, 2009 - issuance of common shares for related party debt at $0.05 per share	1,000,000	1,000	49,000	-	-	-	-	50,000
December 24, 2009 to February 19, 2010 - issuance of common shares for cash at $0.125 per share	1,600,000	1,600	198,400	-	-	-	-	200,000
February 1, 2010 - issuance of common shares for services at $0.20 per share	110,000	110	21,890	-	-	-	-	22,000
December 22, 2009 to January 22, 2010 - issuance of common shares and warrants for finance fee	180,000	180	61,120	-	-	-	-	61,300
Fair value - beneficial conversion feature, warrants and discount in connection with issuance of 11% convertible notes	-	-	100,000	-	-	-	-	100,000
March 3, 2010 - issuance of common shares for finance fee @ $0.25 per share	10,000	10	2,490	-	-	-	-	2,500
March 23, 2010 - issuance of common shares for bridge loan default conversion at $0.05 per share	1,544,877	1,545	75,699	-	-	-	-	77,244
December 22, 2009 to March 23, 2010 - common shares issued for interest on bridge loan @ $0.05 per share		-		-	-	-		-
March 23, 2010 - fair value of warrants on default of bridge loan	-	-	787,369	-	-	-	-	787,369
April 3, 2010 to May 31, 2010 - issuance of common shares for cash at $0.25 per share				-	-	-		-
June 4, 2010 - issuance of common stock for services at $0.35 per share	50,000	50	19,450	-	-	-	-	19,500
June 30, 2010 - Issuance of common stock for services at $0.25 per share	8,608	9	2,143	-	-	-	-	2,152
July 26, 2010 - Issuance of common stock for services at $0.25 per share	30,000	30	7,470	-	-	-	-	7,500
April 3, 2010 to August 26, 2010 - issuance of common shares for cash at $0.25 per share	5,356,000	5,356	1,333,644	-	-	-	-	1,339,000
August 16, 2010 - Issuance of common stock on exercise of options	101,427	101	3,445	-	-	-	-	3,546
August 27, 2010 - Issuance of common stock for mineral property	4,000,000	4,000	2,116,000	-	-	-	-	2,120,000
Stock based compensation	-	-	628,293	-	-	-	-	628,293
Comprehensive income - foreign exchange translation	-	-	-	-		-	890	890
Net loss	-	-	-	-	-	(2,544,627)	-	(2,544,627)
Balance - August 31, 2010	22,727,912	22,728	5,720,423	-	-	(2,996,671)	890	2,747,370
October 18, 2010 to August 24, 2011 - issuance of common shares for cash at $0.50 per share	9,231,000	9,231	4,606,269	-	-	-	-	4,615,500
Exercises of warrants issued in private placements for cash	595,000	595	206,905	-	-	-	-	207,500
Issuance of common stock for services at $0.25-$0.50 per share	291,755	292	143,706	-	-	-	-	143,998
Issuance of common stock in connection with employment agreement at $0.50 per share	200,000	200	99,800	(83,333)		-	-	16,667
Issuance of common stock in connection with consulting agreement at an average of $0.87 per share	200,000	200	172,800	(173,000)		-	-	-
Cashless exercise of warrants issued in consulting arrangements	571,311	571	(571)	-	-	-	-	-
Convertible notes - related parties and accrued interest converted at $0.05 per share	2,220,000	2,220	108,780	-	-	-	-	111,000
Exercise of warrant issued in connection with bridge loan default	1,500,000	1,500	73,500	-	-	-	-	75,000
Exercise of warrants issued in connection 11% convertible debentures	2,000,000	2,000	98,000	-	-	-	-	100,000
Exercise of warrants issued in consulting arrangements	40,000	40	1,960	-	-	-	-	2,000
Amortization of deferred compensation expense	-	-	-	151,642	-	-	-	151,642
Stock based compensation	-	-	1,165,561	-	-	-	-	1,165,561
Comprehensive income - foreign exchange translation	-	-	-	-	-	-	28,634	28,634
Net loss	-	-	-	-		(4,994,325)	-	(4,994,325)
Balance - August 31, 2011	39,576,978	39,577	12,397,133	(104,691)	-	(7,990,996)	29,524	4,370,547

October 6, 2011 to November 16, 2011 - issuance of common shares for cash at $0.75 per share	286,667	287	214,713					215,000
Exercise of warrants issued in private placements for cash	427,500	427	190,823					191,250
Cashless exercise of warrants issued in consulting arrangements	120,159	120	(120)					-
Issuance of common stock for services at $0.50-$0.75 per share	77,778	78	54,683					54,761
Issuance of common stock on acquisition of Gold Standard Tanzania Ltd.	1,200,000	1,200	1,438,800					1,440,000
Intrinsic value of conversion feature of convertible notes	-	-	810,400					810,400
Amortization of deferred compensation expense	-	-		56,643				56,643
Issuance of common stock for conversion of convertible note	1,368,000	1,368	1,024,632					1,026,000
Stock based compensation	-	-	285,950					285,950
Non-controlling interest - Gold Standard Tanzania Ltd.	-	-	(73,700)		73,700			-
Comprehensive income - foreign exchange translation	-	-	-	-	-		7,508	7,508
Net loss - three months ended November 30, 2011	-	-	-	-	-	(1,927,907)		(1,927,907)

Balance - November 30, 2011 (Unaudited)	43,057,082	$43,057	$16,343,314	$(48,048)	$73,700	$(9,918,903)	$37,032	$6,530,152

See accompanying notes to unaudited consolidated financial statements.

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			for the Period
			from
			May 3, 2006
	Three Months Ended		(Inception) to
	November 30,		November 30,
	2011	2010	2011

Cash Flows From Operating Activities
Net loss	$(1,927,907)	$(831,385)	$(9,918,903)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	23,309	3,263	65,431
Donated services	-	-	3,000
Interest and financing fees, including discount accretion	705,959	136,934	2,265,233
Common stock issued for services	111,404	23,288	436,196
Property impairment	-	-	9,771
Stock based compensation	285,950	78,206	2,104,351
Net changes in noncash working capital items:
(Increase) decrease - Prepaid expenses	(67,679)	(25,303)	(305,447)
Increase (decrease) - Accounts payable	72,729	(16,003)	538,693
Increase - Due to/from related parties	32,117	64,569	164,729
Net cash flows used in operating activities	(764,117)	(566,431)	(4,636,946)

Cash flows from investing activities
Purchase of equipment	(100,993)	(25,600)	(455,846)
Mineral properties and deposits	(118,534)	(30,000)	(1,073,934)
Net cash flows used in investing activities	(219,527)	(55,600)	(1,529,780)

Cash flows from financing activities
Issuance of common shares for cash - private placements	215,000	955,000	6,664,700
Exercise of warrants - proceeds	191,250	-	575,750
Installment loan - proceeds	-	-	41,584
Installment loan - repayments	(8,281)	(6,500)	(39,107)
Bridge loan - related party	-	-	75,000
Convertible notes - related parties	-	-	100,000
Net cash flows provided by financing activities	397,969	948,500	7,417,927

Net increase in cash	(585,675)	326,469	1,251,202

Cash - beginning of period	1,836,877	325,756	-
		-	-
Cash - end of period	$1,251,201	$652,225	$1,251,201

Supplemental disclosures
Interest paid	$-	$231	$517
Taxes paid	$-	$-	$-
Conversion of related party debt to shares and warrants	$-	$-	$127,244
Conversion of related party convertible notes to common shares	$-	$-	$111,000
Mineral properties acquired - short-term payments	$-	$-	$1,100,000
Mineral properties acquired - long-term payments, net of discount	$-	$-	$3,576,170
Mineral properties acquired - fair value of common shares issued	$1,440,000	$-	$3,560,000
Convertible notes issued for property and equipment	$2,000,000	$-	$-
Assets acquired for assumed liability	$325,205	$-	$-
Deferred income tax gross-up	$405,000	$-	$-

See accompanying notes to unaudited consolidated financial statements.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
November 30, 2011

(Unaudited)

NOTE 1 - Organization and Summary

Organization

Ruby Creek Resources, Inc. (the “Company”) was incorporated in the Province of British Columbia on May 3, 2006.  The Company is an Exploration Stage Company.  The Company’s principal business is the acquisition and exploration of mineral properties.

 Effective January 29, 2009, the Company changed its jurisdiction from the Province of British Columbia to the State of Nevada.  Effective the same date, the Company's authorized capital was changed from an unlimited number of common shares without par value to 500,000,000 common shares with a par value of $0.001 per share. Tanzania Ruby Creek Limited (TzRC) was formed in December 2011 (100% owned by the Company), Ruby Creek Resources (Tanzania) Limited (“RCRTz) was incorporated on May 21, 2010 in Tanzania, (a joint venture 70% owned by the Company), and Ruby Creek Gold (Tanzania) Limited (99% owned by the Company) and Ruby Creek Diamonds Limited (100% owned by the Company) were formed on August 10, 2011.  Gold Standard (Tanzania) Limited (95% owned by the Company), was acquired on November 29, 2011 in the transaction described in Note 3e.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company is in the exploration stage and has not generated revenues since inception.  The Company has incurred significant losses from inception through November 30, 2011 of approximately $$9,900,000, raising substantial doubt about the ability of the Company to continue as a going concern.  The continuation of the Company as a going concern is dependent upon its ability to obtain necessary financing to settle outstanding debts, fund ongoing operating losses and to determine the existence, discovery and successful exploitation of economically recoverable mineral reserves on its resource properties and ultimately on the attainment of future profitable operations.  The Company has received limited amounts of private equity and/or convertible debt financing and is currently offering units of its equity securities (see Note 8). While the Company plans to raise funds on this private placement, and management believes it has made significant progress on its plan of operations, additional working capital and capital funds will be required to finance the Company’s operations until commercial operations commence and positive cash flow can be achieved.  Management believes that additional financing will be available on terms acceptable to the Company. However, there can be no assurance of this, nor that commercial operations will be reached.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been   omitted pursuant to such rules and regulations.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended August 31, 2011 included in the Company's annual report filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K which was filed with the SEC on December 14, 2011.  In the opinion of Management, all adjustments considered necessary for a fair presentation of the financial position, operating results and cash flows for the period presented, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended November 30, 2011 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
November 30, 2011

(Unaudited)

Recent Accounting Pronouncements

There are no recent pronouncements issued which are expected to have a material effect on the Company’s consolidated financial statements.

NOTE 2 – Property and Equipment

Property and equipment consists of the following at November 30, 2011 and August 31, 2011:
	November 30,
	Cost	Accumulated Depreciation	2011 Net Book Value
Vehicles	$511,220	$19,413	$491,807
Computer equipment	14,152	5,279	8,873
Exploration and mining equipment	2,182,165	856	2,181,309
Furniture and fixtures	30,045	11,036	19,009
Camp facilities	94,282	28,867	65,415
	$2,831,864	$65,451	$2,766,413

	August 31,
	Cost	Accumulated Depreciation	2011 Net Book Value
Vehicles	$112,282	$6,915	$105,367
Computer equipment	9,432	4,509	4,923
Exploration and mining equipment	116,165	342	115,823
Furniture and fixtures	28,458	8,878	19,580
Camp facilities	88,515	21,479	67,036
	$354,852	$42,123	$312,729

NOTE 3 - Mineral Properties

Mineral property acquisition costs, advance payments and deposits consist of the following as of November 30, 2011 and August 31, 2011:

	November 30, 2011	August 31, 2011

Mkuvia Gold Project – mineral and mining rights	$6,796,170	$6,796,170
Kapinga Property - advance payment and deposit	100,124	60,000
Gold Standard –mineral and mining rights	2,044,205	250,000
Other properties - advance payments and deposits	114,040	35,630
	$9,054,539	$7,141,800

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
November 30, 2011

(Unaudited)

NOTE 3 - Mineral Properties, continued

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

 (b)      On March 7, 2010, the Company entered into an agreement for the creation of a Tanzanian joint venture company (“RCRTz”) formed for the ownership and management of the 125 square kilometer related to the property acquired under 3(a) above. The joint venture company is owned 70% by the Company, 25% by Douglas Lake and 5% by Maita (Maita’s interest subject to obtaining a mining license on this property), the original prospecting license owner. The joint venture company was officially formed in Tanzania on May 21, 2010. RCRTz will be the operating company holding the mineral rights to the aforementioned 125 square kilometers of land relating as well as the additional 255 sq km acquired on June 16, 2010 as described in 4(c) below. A second Joint Venture Agreement (the “JVA”) was entered into by the parties with respect to the additional 255 sq km whereby RCRTz assumed control of the permitting and licensing processes. The JVA provides that Maita’s 5% interest in the entire project shall vest when RCRTz obtains a mining license over a portion of the area covered by the prospecting licenses relating to the 380 sq km of the Project and a retention license over the balance for the area.

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

The series of future payments in the gross amount of $2,450,000 were recorded at their fair value of $1,882,127 determined utilizing a discount rate of 12% per annum which resulted in a discount of $567,872. Interest expense for the three months ended November 31, 2011and 2010 includes amortization of $52,293 and $58,874, respectively, of this debt discount. This results in a remaining net balance of these future payments as of November 30, 2011 of $2,228,063 (August 31, 2011: $2,175,170).  Current liabilities include $1,364,340 and $450,000 at August 31, 2011: $1,364,340 and $450,000), respectively.  As a result of the transactions above the Company has a 70% interest in the mineral and mining rights to the entire 380 sq km of the Mkuvia property, and has the option to increase its interest from 70% to 75% for $2,000,000.

It has come to the Company’s attention that Douglas Lake and Maita have been permitting a third party to continuously conduct prospecting activities and allegedly conveyed certain of the aforementioned prospecting licenses and joint venture rights acquired as part of the Mkuvia transactions to third parties, at a date subsequent to

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
November 30, 2011

(Unaudited)

NOTE 3 - Mineral Properties, continued

the date of the aforementioned transactions, in violation of the Company’s ownership of exclusive mineral and mining rights.  Regarding this matter, Douglas Lake has disclosed in its Form 10-Q for the quarter ended November 30, 2011 filed with the SEC on January 17, 2012, that it “is currently investigating through local counsel the registration particulars of prospecting licenses numbered 5664/2009 and 5669/2009, which form a part of the current Joint Venture Company project [which refers to the joint venture with Ruby Creek]. This investigation relates to the reported registration of prospecting licenses numbered 5664/2009 and 5669/2009 to a third party without the Company’s (Douglas Lake’s) approval, in unclear circumstances.”  As a consequence of the foregoing, the Company has not made the $450,000 payment originally due on June 1, 2011 to Douglas Lake pursuant to this June 16, 2010 agreement, nor has it issued 75,000 shares to Maita pursuant to his advisory agreement (see Note 8b).  In the opinion of the Company’s Tanzanian counsel, the Company has good interest in the prospecting licenses (“PL”) free and clear of any liens and encumbrances and under Tanzanian law any dealings relating to the PL’s and the joint venture rights made subsequent to the dates when the Commissioner of the Ministry of Energy and Mining issued the Certificates of Acknowledgment of the joint venture agreements would not be recognized and they would not affect the rights of the Company in the PL’s. Further, counsel advises that there are no provisions under Tanzanian law in relation to mineral rights which would permit the PL’s to be forfeited or otherwise withdrawn in the event of a change of ownership. The Company will take all necessary actions to protect its interests.

(d)     On September 9, 2010, as amended effective on February 14, 2011 and September 9, 2011, the Company signed an agreement with Carlos JK Kapinga (“CJKK”, the property rights owner), whereby the Company was granted the exclusive right to acquire the mineral and mining rights to the 350 sq km Kapinga property. On August 23, 2011 the transfer of 100% ownership of one of the prospecting license from CJKK to Ruby Creek Gold (Tanzania) Limited was recorded with the Commissioner For Minerals of the Ministry of Energy and Minerals as part of the foregoing transaction.

The aforementioned arrangement includes the following terms and conditions:
•
The purchase price is $155,000 plus 75,000 shares of the Company’s common stock, against which payments of $60,000 already made through November 30, 2011 plus any subsequent payments will be applied. Any unpaid balance and the share issuance will be completed upon satisfactory transfer of the remaining prospecting licenses (three prospecting licenses in total) deemed necessary to transfer 100% ownership of all property rights to the Company;

•	The Kapinga mineral and mining rights cover the 350 sq km Kapinga property; and
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

(e)    Effective January 12, 2011,   the Company entered into transactions with Gold Standard Ltd. (“GSL”) and Gold Standard Tanzania Ltd, (“GSTL”).  The GSL transaction was for the purchase of a 95% share (the “Shares”) of GSTL whose assets include a 10 year, 10 square kilometer mining license issued in September 2010, two Prospecting License Joint Ventures of 39 and 89 square kilometers, a Regional Environmental Report on the combined 128 square kilometer property and an established mining camp. The property is immediately adjacent to and on the west-northwest border of the Company’s Gold Plateau Project, specifically the Mkuvia 1 property acquired in November 2009. The GSTL transaction was for the purchase of mining equipment (the “Equipment”).

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
November 30, 2011

(Unaudited)

NOTE 3 - Mineral Properties, continued

On July 18, 2011, as amended and closed on November 29, 2011, the Company, GSTL, GSL and Robert Moriarty (with respect to representations and warranties and cooperation only) entered into a Purchase Agreement (the “APA”) which replaced in their entirety the agreements dated January 12, 2011 referred to in the preceding paragraph. Pursuant to the APA, the Company acquired the identical assets and assumed the identical liabilities for an aggregate purchase price of $3,540,000 plus assumed liabilities.  The APA consideration consisted of:

•	$100,000;
•	1,200,000 shares of the restricted common stock of the Company with a fair value of $1.20 per share;
•	Issuance of a $1,026,000 Convertible Mining Equipment Note; and (the “Mining Equipment Note”); and
•	Issuance of a $974,000 Convertible Shares Note (the “Share Note”).

The principal balances of the Share Note and Mining Equipment Notes are payable in three equal tranches each aggregating $666,667 in six, twelve and eighteen months after closing, plus accrued interest. Each note bears interest at 8% per annum on the declining balance. The Company may elect to pay the interest in cash or in common shares of the Company.  For this purpose common shares will be valued at the volume average weighted price per share as defined in the APA on the payment due date. Until paid in full, the holder may elect to receive payment of any portion of interest and/or principal in restricted common shares of the Company with a conversion price of $0.75 per share with respect to the Mining Equipment Note and accrued interest and $1.00 per share with respect to the Share Note and accrued interest. The unpaid balance of the Mining Equipment Note and accrued interest is convertible at the holder’s option at any time. Also at the holder’s option, $324,667 plus accrued interest of the Share Note is convertible on inception to the day prior to the due date of the first payment (May 26, 2012), $324,667 plus accrued interest is convertible between May 26, 2012 and the day prior to the due date of the second payment (November 26, 2012) and any remaining principal plus accrued interest is convertible between November 26, 2012 and maturity. In each case the conversion amount may be reduced by amounts that can be offset by the Company against the Share Note per the indemnification and hold harmless obligations of GSL and Robert Moriarty per terms of the APA.

On the closing date:
i.
The intrinsic value of the conversion feature of the Equipment Note of  $615,600 has been reflected as a discount of the Equipment Note and as an addition to additional paid-in capital, resulting in an effective interest rate of 31.8% on the convertible note;

ii.
The intrinsic value of the conversion feature of the Share Note of  $194,800 has been reflected as a discount of the Share Note and as an addition to additional paid-in capital resulting in an effective interest rate of 31.8% on the convertible note;

iii.
The net liability assumed in the transaction of $395,000, which is payable in scheduled non-interest bearing future payments, was recorded at its present value using a discount rate of 8% per annum. The resulting discount of $69,795 was recorded as a reduction of assets acquired.

iv.
The mineral property  was grossed up by an assumed Tanzanian deferred tax liability in the amount of $405,000, resulting from the excess of book value over tax value of mineral and mining rights of GST.

The Company recorded the allocation of the purchase price as follows:

Mineral properties	$1,519,000
Mining and exploration equipment	2,426,000
Deferred income taxes	(405,000)
$3,540,000

The Company recorded the allocation of the debt assumed as follows:

Mineral properties	$275,205
Mining and exploration equipment	50,000
$325,205

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
November 30, 2011

(Unaudited)

NOTE 3 - Mineral Properties, continued

Effective on November 29, 2011, GSL elected to convert the Equipment Note to shares of the Company. The Company issued 1,368,000 of its common shares and recorded $615,600 as non-cash interest expense in its results of operations for the three months ended November 30, 2011.

On April 6, 2011 the Company and Maita, the original owner of the mining license and other rights to be acquired in the GSL transaction, entered into a settlement agreement pursuant to which the Company satisfied certain GSL obligations to Maita. The Company paid $200,000 on execution of the settlement agreement, which was applied to the $595,000 in obligations assumed in the aforementioned GSTL transaction. In consideration of this payment, the Company assumed certain of Maita’s security interests in the GSL assets that existed at that time, Maita withdrew a joint venture termination notice that he had caused to be issued to GSL, delivered the mining license to counsel to be held in escrow and to be delivered to the Company upon closing the GSL transaction and agreed to cooperate in the physical transfer of certain GSL and GSTL assets physically in his possession. As a result of the consummation of the GSL transaction on November 29, 2011, the mining license was released to the Company.

 (f)    The Company entered into transactions to acquire six additional properties with corresponding prospecting licenses or prospecting license applications pending. The purchase price of these properties aggregated $209,000, of which approximately $100,000 was paid as of November 30, 2011.  The balance of the purchase price of each transaction becomes due and payable upon the transfer of each prospecting license to the Company. These payments were for the acquisition of the Keigi property and corresponding prospecting license; the Tundura North property and the Tundura South Property and corresponding prospecting licenses.  The balance of $65,000 with respect to Tundura North was paid in December 2011, and the remainder approximating $45,000 will be paid with respect to the other properties as the related prospecting licenses are issued in the Company’s name.

NOTE 4 - Bridge Loan

On December 22, 2009, the Company received $75,000 in proceeds of a bridge loan transaction (the “Bridge”) from a significant shareholder and advisor (currently a director) (“Holder”).  The loan bears interest at the rate of 12% per annum.  The loan agreement grants the holder the right to convert any portion of the balance plus accrued interest into common shares of the Company at a price of $0.125 per share.  The original due date of the Bridge of January 22, 2010 was extended several times by mutual consent, ultimately to March 23, 2010.  In consideration of the loan and these extensions, the Company agreed to additional consideration in the form of units of securities and additional warrants.  This additional consideration resulted in the issuance of an aggregate of 180,000 common shares and two year warrants to purchase an additional 390,000 common shares at $0.25 per share.  On March 23, 2010, the Company defaulted on the payment of interest and principal on the Bridge.  Upon occurrence of the default, the Holder converted the outstanding balance of the note ($75,000) and accrued interest ($2,244) into 1,544,877 shares of common stock of the Company at the contractual conversion price of $0.05 per share. In addition, as a result of this default, the Company was obligated to issue to the Holder a two year warrant to purchase 1,500,000 common shares at an exercise price of $0.05 per share.

On  November 30, 2010, the Holder exercised his conversion rights to the 1,500,000 common share default warrant. The Company received $75,000 and issued 1,500,000 restricted common shares.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
November 30, 2011

(Unaudited)

NOTE 5 -   Convertible Notes – Related Parties

On November 27, 2009, the Company issued two $50,000, 11% convertible notes for total proceeds of $100,000 to a director (formerly a significant shareholder and special advisor) and to another significant shareholder.  These notes were due and payable on November 27, 2010.   In addition, each noteholder received a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.05 for a term of three years.  The Company calculated an associated beneficial conversion feature and discount of $100,000, which amount was reflected as a discount of the face amount of these debentures on the date of the transaction.  The amount was determined using the relative fair value method.   The Company estimated the fair value of the warrant using the Black-Scholes option pricing model with the following assumptions: an expected life of three years, a risk-free interest rate of 2.57%, and a dividend rate of 0% and an expected volatility of 116%. This discount was accreted to interest expense over the term of the debentures, and was reflected as a non-cash charge over the term of these notes.

On November 27, 2010, the holders of the convertible notes elected to convert these notes, plus an aggregate of $11,000 in interest earned, into 2,220,000 shares of common stock at the conversion price of $0.05 per common share.

In the year ended August 31, 2011, the 2,000,000 warrants were exercised for proceeds of $100,000.

NOTE 6 - Other Related Party Transactions

The Chief Executive Officer (“CEO”) was indebted to the Company for $11,457 and $1,150 at November 30, 2011 and August 31, 2011, respectively. This represented net amounts advanced for travel and mining related expenses to be incurred while in Tanzania.

At November 30, 2011 and August 31, 2011, $75,080 and $49,580, respectively, was owing to a significant shareholder, director and special advisor for consulting services.

At November 30, 2011 and August 31, 2011, the Company was indebted to a member of its board of directors elected on July 15, 2011 for legal fees incurred in the amount of $32,498 and $32,498, respectively, including reimbursed expenses of $0 and $307, respectively. An additional $18,606 is owing to other related parties.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
November 30, 2011

(Unaudited)

NOTE 7 – Commitments and Contingencies

a.
Effective June 4, 2010, the Company entered into an Advisory Agreement with Maita (“Advisor”), the original owner of the prospecting licenses of the Mkuvia property Project. The initial term of the agreement is for a three year period. The Advisor or the Company may terminate this Agreement at any time by giving the other party ninety (90) days prior written notice of termination. This Agreement may be renewed for successive one-year periods on mutually acceptable terms. Compensation is comprised of $1,000 for each Director’s meeting the Advisor attends and 300,000 shares of common stock of the Company as follows: 50,000 shares vested upon signing, 75,000 shares issuable on June 4, 2011; 75,000 shares issuable on June 4,   2012 and 100,000 shares on June 4, 2013. In the year ended August 31, 2010, the Company recognized $2,000 in fees paid and $19,500 in stock based compensation, which was the fair market value of the 50,000 shares issued. In the year ended August 31, 2011 the Company incurred $1,000 in fees under this arrangement. As result of matters described in Note 3c the Company did not make the June 1, 2011 payment.

b.
The Company entered into an arrangement with a company affiliated with a significant shareholder and current director for the use of a portion of its office space and facilities in New York City for a one year period commencing June 1, 2011 for a gross fee of $36,000. This amount was satisfied by the issuance of 48, 000 common shares of the Company valued at $0.75 per share, the fair value at the date of the arrangement.  These amounts were recognized as rent expense ratably over the terms of each arrangement.

c.
On December 4, 2010, effective July 28, 2010, the Company entered into an employment agreement with a Director of Corporate Communications, Strategic and Technical Advisor with a term of two years, automatically renewable for successive one year terms unless terminated by either party on 60 days advance notice. The contractual annual salary is $93,600 plus bonuses at the discretion of the Board of Directors. The employee is entitled to 200,000 common shares of the Company, 100,000 vesting on commencement and 100,000 vesting six months thereafter. These shares had a fair market values of $100,000 on the date of grant. In addition, the employee was granted non-qualified stock options to purchase 300,000 shares of common stock, which shall vest at the rate of 37,500 options per quarter from the effective date. The options granted are exercisable at $0.60 per share and have a five year life. The Company estimated the fair value of the stock options to be $132,522 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of five years, risk-free interest rate of 0.61%, a dividend and forfeiture rate of 0% and a volatility of 143.7%.  The amount is being amortized ratably over the initial expected two years term of service. Results of operation include stock based compensation in the amount of $29,065 for the three months ended November 30, 2011 with respect to the these arrangements.

d.
On December 16, 2010, effective on September 21, 2010, the Company entered into an Advisory Agreement with a Consultant to advise and provide assistance to Company management on matters relating to mining projects and properties in Tanzania and in surrounding regions. The initial term is for two years and may be renewed for successive one-year periods thirty days prior to any expiration. Compensation under the agreement is comprised of (i) $1,000 for any Director’s meeting the Advisor is requested to attend and (ii) 100,000 shares of common stock of the Company issued on the effective date, 100,000 shares on June 1, 2011, 100,000 shares on January 1, 2012 and 100,000 shares on October 1, 2012. The initial 100,000 shares were valued at the closing market price on the OTC BB on that date of $0.70 per share. An additional 100,000 shares were valued at the closing market price on the OTC BB on that date of $1.03 per share. At August 31, 2011, 200,000 common shares are included in shares outstanding, and were amortized to expense over the estimated period of service for each issuance. For the three months ended November 30, 2011, $44,143 was included in amortization expense (November 30, 2010: $0) and a balance of $44,143 is included in deferred compensation expense. Deferred compensation expense is reflected as a reduction of Stockholders’ Equity in the accompanying balance sheet.

e.
On April 29, 2011, effective May 1, 2011, the Company entered into an executive agreement with a current member of its Board of Directors (“Director”) for advisory services with respect to strategic, financial and regulatory issues. The term of the agreement is two years, subject to termination for cause. The contractual base compensation is $6,000 per month, increasing to $9,000 per month immediately after the Company reports two consecutive quarters of positive cash flow from operations and further increasing to $12,000 per month immediately after the Company reports two consecutive quarters of positive net income.  Bonuses are payable at the discretion of the Board of Directors. In addition, 200,000 shares of common stock are issuable upon the attainment of certain production levels as defined in the agreement and the attainment of the aforementioned operating results, up to an aggregate of 1,000,000 shares. Under the agreement, the director was granted non-qualified stock options to purchase 1,375,000 shares of common stock – 375,000 vesting on execution, and 250,000 vesting at the end of each successive six month period commencing on the effective date. The options include a cashless exercise provision. The options granted are exercisable at $0.50 per share and have a five year life.  The Company estimated the fair value of the stock options to be $1,118,334 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of three and one half years, risk-free interest rate of 1.01%, a dividend and forfeiture rate of 0% and a volatility of 116.5%.  The $305,276 value of the options vesting on grant was expensed on grant and the remainder is being amortized ratably over the two year vesting term. Results of operation include stock based compensation in the amount of $101,632 for the three month period ended November 30, 2011.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
November 30, 2011

(Unaudited)

f.
On April 29, 2011, effective May 1, 2011, the Company entered into an executive agreement with the CEO. The term of the agreement is two years. The contractual base compensation shall be $14,000 per month, increasing to $21,000 per month immediately after the Company reports two consecutive quarters of positive cash flow from operations and further increasing to $28,000 per month immediately after the Company reports two consecutive quarters of positive net income.  Bonuses are payable at the discretion of the Board of Directors. In addition, 200,000 shares of common stock are issuable upon the attainment of certain production levels and the attainment of the aforementioned operating results, up to an aggregate of 1,000,000 shares. Under the agreement, the director was granted non-qualified stock options to purchase 1,375,000 shares of common stock – 375,000 vesting and exercisable on execution, and 250,000 becoming exercisable at the end of each successive six month period commencing on the effective date. The options include a cashless exercise provision. The options granted are exercisable at $0.50 per share and have a five year life. The Company estimated the fair value of the stock options to be $1,118,334 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of three and one half years, risk-free interest rate of 1.01%, a dividend and forfeiture rate of 0% and a volatility of 116.5%.  The $305,276 value of the options vesting on grant was expensed, and the remainder is being amortized ratably over the two year vesting term. Results of operation include stock based compensation in the amount of $101,632 for the three month period ended November 30, 2011.

g.
On June 27, 2011, effective on February 1, 2011, the Company entered into an agreement with a consultant to continue to assist management on a part time basis in the role of interim chief financial officer (“Consultant”) through May 31, 2012. Compensation for these services is at the rate of $4,800 per month based upon 40 hours per month plus additional compensation at the rate of $120 per hour in excess of 40 hours. The Consultant shall have the right to receive compensation in shares valued at $0.75 per share, at his option. This hourly rate shall increase to $200 per hour immediately after the Company reports two consecutive quarters of positive cash flow from operations.  Under the agreement, the Consultant was granted non-qualified stock options to purchase 150,000 shares of common stock – 60,000 vesting on execution, and 7,500 vesting each month commencing on June 1, 2011 for the remaining term of the agreement. The options granted are exercisable at $0.75 per share and have a five year life. The options include a cashless exercise provision. The Company estimated the fair value of the stock options to be $114,889 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of three and one half years, risk-free interest rate of 1.04%, a dividend and forfeiture rate of 0% and a volatility of 116.5%.  The $46,002 value of the options vesting on grant was expensed, and the remainder is being amortized ratably over the one year term. Results of operation include stock based compensation in the amount of 17,222 related to these options for the three months ended November 30, 2011. For the three months ended November 30, 2011,  in accordance with the terms of his agreement  the Consultant elected to receive payment for services rendered in shares of common stock of the Company in the amount of $14,216, which includes $6,866 representing the excess of the fair value of the shares issued over the issuance price. As of November 30, 2011, the Company was indebted to the Consultant for services in the amount of $20,050.

h.
Effective on June 6, 2011 the Company entered into a two year employment agreement with a Controller. Base compensation is payable at the rate of $100,000 per annum, and $125,000 per annum after the initial 90 day period for the remainder of the agreement. The Controller was granted non-qualified common stock purchase options to purchase 200,000 shares of the Company’s common stock at $0.75 per share. These options have a five-year life and include a cashless exercise feature. The options vest with respect to 25,000 shares on September 6, 2011 and 25,000 at the end of each three months thereafter commencing on December 6, 2011 until fully vested. The Company estimated the fair value of the stock options to be $159,048 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of three and one half years, risk-free interest rate of 0.74%, a dividend and forfeiture rate of 0% and a volatility of 112.4%.  Further, on September 6, 2011, after the expiration of the initial 90 day period, the Company was obligated to grant the Controller 25,000 shares of restricted common stock of the Company, of which 10,000 vested on the grant date and 15,000 on December 6, 2011. The Controller is also entitled (i) to participate in all Company sponsored benefit plans (ii) to an annual bonus at the discretion of the Board of Directors; and (iii) a salary increase once the Company attains positive operating cash flow. Results of operation include stock based compensation in the amount of $23,162 for the three months ended November 30, 2011.

i.
On July 15, 2011, the Company entered into an independent Director Agreement with a new director for an initial term expiring July 15, 2013. The Company is obligated to pay a $20,000 annual retainer and grant 200,000 non-qualified stock options to purchase 200,000 shares of common stock exercisable at $0.50 per share and with a five year life. The options include a cashless exercise provision. These options vest at the rate of 25,000 options per quarter beginning on July 15, 2011. The Company estimated the fair value of the stock options to be $179,024 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of three and one half years, risk-free interest rate of 1.01%, a dividend and forfeiture rate of 0% and a volatility of 113%.  The fair value of the options is being amortized ratably over the two year vesting term. Results of operation include stock based compensation in the amount of $22,378 for the three months ended November 30, 2011.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
November 30, 2011

(Unaudited)

NOTE 8 -   Common Stock

In October 2011 the Company commenced an offering of units.  Each unit consists of one common share and one share purchase warrant. Two warrants are required to purchase one common share at a price of $1.50 per share for a period of up to two years. Through November 30, 2011, the Company sold 286,667 units and received proceeds of $215,000.

In addition, during the three month period ended November 30, 2011:

a. 125,000 warrants exercisable at $0.05 per share were converted to 120,159 restricted common shares on a cashless basis.

b. 180,000 warrants were exercised to acquire 90,000 common shares for net proceeds of $22,500. 675,000 warrants were exercised to acquire 337,500 common shares for net proceeds of $168,750.

NOTE 9 -   Subsequent Events

a.
Subsequent to November 30, 2011, the Company received proceeds of $25,000 and issued 33,333 common shares and warrants to purchase an additional 16,667 shares at $1.50 for two years in connection with a private placement.

b.	Subsequent to November 30, 2011, the Company received proceeds of $75,000 and issued 205,000 shares of common stock for the exercise of warrants issued in connection with prior private placements. .
c.
On December 19, 2011, Bridge warrants to purchase 390,000 shares of common stock at $0.25 per share were exercised by a principal shareholder and Director. In satisfaction of the total exercise price of $97,500, the Company received proceeds of $23,920, and the remainder of $73,580 was applied to the payment of the amount due to the Director.

 The Company evaluated subsequent events through the financial statement filing date.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
November 30, 2011

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

The following discussion of our plan of operations, results of operations and financial condition for the three month period ended November 30, 2011 should be read in conjunction with our unaudited interim financial statements and related notes for the three month period ended November 30, 2011 included in this quarterly report.   This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, some of which are outside our control.

Plan of Operations

Our plan of operations for the next year is to commence gold mining production and to continue exploration activities on our properties acquired and to be acquired. Our Gold Plateau project will approximate 1500 sq km (579 sq miles) including properties currently owned and assuming closing of all properties currently in contract. The major properties currently owned include the Mkuvia property, Gold Standard, Kapinga and Keigi. With the closing of the Gold Standard acquisition on November 29, 2011, we now own our first mining license, which allows us to begin commercial gold mining operations.

Due to our lack of operating history and lack of operating revenues, uncertainty on the availability of adequate financial resources to support operations and to fund future payment obligations associated with the acquisitions of the Mkuvia Gold Project, the Kapinga Gold Property and the Gold Standard Property, there exists substantial doubt about our ability to continue as a going concern. Even if we complete our current exploration and test mining programs and commence mining operations on our Gold Standard mining license and we are successful in identifying mineral deposits, we will have to spend substantial funds on further drilling and engineering studies, mining equipment and/or contractors before we will know if we have a commercially viable mineral deposit or reserve and are able to achieve positive cash flow from operations. Our plan of operations for the next twelve months is to obtain the funding necessary for the continued exploration, development of the Mkuvia Gold Project and commencement of exploration and mining operations on the Gold Standard property. Further, there are other potential exploration properties currently under review.

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

Liquidity and Financial Condition

At November 30, 2011, we had cash balances of $1,251,000 and working capital deficit of $1,421,000, including a current liability of $1,892,000 to Douglas Lake Minerals and $519,000 convertible note payable to Gold Standard (see Note 3).  In addition to working capital requirements, our need for liquidity includes payment obligations remaining under our Mkuvia (Douglas Lake Minerals), Kapinga, Gold Standard and other property purchases. Substantial amounts of these obligations may be converted or satisfied in shares of our common stock. With respect to the 125 sq km Mkuvia property rights acquisition, the Company will be required to make (i) a payment of $400,000 to Douglas Lake Minerals upon the issuance of the initial mining license; and (ii) three additional payments of $750,000 within 12, 24 months and 36 months of that date.  The Company has the option to satisfy the final $750,000 payment by issuing shares of its common stock based upon the Volume Weighted Average Price (“VWAP”) for the 10 days immediately preceding the payment date.  In connection with the acquisition of the rights to the 225 sq km of the Mkuvia property executed on June 16, 2010 we have remaining obligations to pay $450,000 on June 1, 2011; $1,000,000 on June 1, 2012; and $1,000,000 on June 1 2013. The Company has the option to satisfy the final $1,000,000 payment due on June 1, 2013, by issuing shares of its common stock based upon the Volume Weighted Average Price (“VWAP”) for the 20 days immediately preceding the payment date. Complete details of these agreements are included Note 3c to the Unaudited Consolidated Financial Statements included elsewhere herein. The Purchase Agreements for each of the properties provided us with the option to increase our interest from the current 70% to 75% in consideration of an additional payment of $1,000,000 for each property though June 2011.  As result of matters described in Footnote 3c to our Unaudited Consolidated Financial Statements we did not make the June 1, 2011 payment, nor have we elected to exercise either option. Effective on September 9, 2011, we acquired the mineral and mining rights to three properties which will be covered by prospecting licenses on an a total of 350 sq km property known as the Kapinga Properties, under the following terms and conditions, as modified from an earlier arrangement:

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
November 30, 2011

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

On November 29, 2011 we concluded the acquisition of a 95% interest in Gold Standard Tanzania Ltd, (“GSTL”). GSTL’s assets include a 10 year, 10 square kilometer mining license issued in September 2010, and other assets including two Prospecting License Joint Ventures of 39 and 89 square kilometers, a Regional Environmental Report on the combined 139 square kilometer property, mining equipment and an established mining camp. The purchase price was $3,000,000 in cash, convertible promissory notes and stock, as well as the assumption of $585,000 in GSTL liabilities. (See Note 3e to the Unaudited Consolidated Financial Statements included herein). The property is immediately adjacent to and on the west-northwest border of the Company’s Gold Plateau Project.

All of the properties comprising the Gold Plateau Project are located in the Liwale and Nachingwea Districts, Lindi Region of the United Republic of Tanzania.

In the three months ended November 30, 2011 and for the subsequent period through January 15, 2011, we received additional funding as follows:

•
On October 2011, we commenced an offering of equity securities pursuant to Rule 506 of Regulation D and Regulation S at a price of $0.75 per unit.  Through December 5, 2011, the Company sold 320,000 units of this offering and received proceeds of $240,000 and issued associated $1.50 two year warrants to purchase an additional 160,000 shares.  If all of these warrants were exercised it would result in proceeds of an additional $240,000. We incurred and paid $15,000 in commissions related to these funds received.

•	In the three months ended November 30, 2011, private placement warrants were exercised to acquire 427,500 common shares for net proceeds of $191,250.

Subsequent to November 30, 2011 through January 15, 2012, Bridge Loan warrants held by a principal shareholder and Director to purchase 300,000 common shares for $.25 per share were exercised. We received $23,920 in cash proceeds and $73,580was applied against related party indebtedness.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
November 30, 2011

The following common stock purchase options and warrants were outstanding as of November 30, 2011 with various expiration dates over the next five year period:

	Number of shares Issuable		Proceeds if Exercised
Shares issuable upon exercise of warrants - July 2009 private placement	200,000		$10,000
Compensatory warrant exercisable for shares to CEO	2,475,000	(a)	742,500
Compensatory warrants exercisable for shares to directors and related parties	2,475,000	(a)	832,500
Compensatory warrant/options exercisable for shares – others	1,250,000	(a)	152,500
Bridge Loan – principal investor and Director – shares issuable upon conversion of warrants	390,000		97,500
Shares issuable upon conversion of 700,000 warrants issued in December 2009 private placement	350,000		87,500
Shares issuable upon conversion of 4,211,000 warrants issued in April 2010 private placement	2,105,500		1,052,750
Shares issuable upon conversion of 9,231,000 warrants issued in October 2010 private placement	9,231,000		9,231,000
Shares issuable upon conversion of 286,666 warrants issued in October 2011 private placement	143,333		215,000
Compensatory stock options – employment agreements	650,000	(a)	442,500
Total	19,269,833		$12,863,750

(a)	These securities include cashless exercise provisions.

If all of the warrants and options were exercised we could receive an additional $10,693,750 in proceeds, excluding proceeds of $2,170,000 of securities with cashless exercise provisions. We cannot however predict if market conditions would be favorable, or that the various holders would exercise their rights even if the various exercise prices were lower than the market price of our shares.

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

We believe that the nature of the deposit at the Gold Plateau readily lends itself to producing gold with a reasonable level of investment and the discovery of areas on the Project where gold grades will exceed the economically viable concentration levels. This has been the experience with artisanal mining on the Mkuvai and Gold Standard properties. While we have no assurance of such results, we would intend to use positive cash flow generated to fund and reduce the need to raise capital. The cash flow expected to be generated from operations expands gold production and funds placer and potentially source rock exploration.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
November 30, 2011

Results of Operations for the three months ended November 30, 2011.

Mining Exploration and Operating Costs

During the three months ended November 30, 2011, mining, exploration and operating costs increased by $142,232 to $373,462 as compared to $231,230 incurred during the three months ended November 30, 2010. This is reflective of our activities following the acquisition of the mineral and mining rights to the Gold Standard and Mkuvia properties as well as activities to advance our progress towards commencing production. Specific activities included purchasing, retention and training of personnel, ongoing construction of our mining camp, equipment maintenance and repair and further developing our extraction techniques.

Exploration activities were directed at identifying what we believe will be the most productive mining sites based on our samples of gold concentrations. We continued to explore other potential prospecting sites, which activities will increase as our properties increase, and especially now that we have obtained our first mining license with the Gold Standard acquisition. We also greatly enhanced our in country management by adding a highly qualified operations specialist.

In order to support our exploration and mining activities we continue to improve and expand our base camp. This included upgrading our living quarters as well as our cooking and lavatory facilities. We will incur similar costs to improve the camp located on the Gold Standard property. We also incurred substantial costs for travel and transportation and food and supplies.  In preparation for commencing production we incurred approximately $115,000 in security cost during the three months ended November, 31, 2011 as compared to $32,000 for the three months ended November 30, 2010.

Finally, we are committed to being a positive influence in the local Tanzanian community. Our primary area of community support is through improved education and health care.

Consulting Services

During three months ended November 30, 2011 and November 30, 2010, we incurred $187,631 and $92,934, respectively, in consulting costs. We incurred consulting costs for a wide range of advisory and support services to assist us with our operations in Tanzania, to enhance our financing strategies and for other legal and administrative improvements. Of the total amount we incurred, $37,190 was required to be satisfied in cash, and, $187,631 was satisfied through stock based compensation during the three months ended November 30, 2011. During three months ended November 30, 2010 of the total amount we incurred, $34,188 was required to be paid in cash, and $58,746 was satisfied through stock based compensation.

Interest and Financing Fees

During the three months ended November 30, 2011 and 2010, we incurred approximately $706,000 and $140,000, respectively, in interest and financing fees.  In the November 30, 2011 period, we incurred a non-cash interest charge of $616,000 arising from the conversion of the Equipment Note issued in the acquisition of Gold Standard, Ltd. of $1,026,000 into 1,368,000 common shares.  This amount represented the intrinsic value of the conversion feature. The remaining amount incurred during this period of $90,000 was also a non-cash charge for the accretion of debt discount related to the amounts due Douglas Lake minerals. Of the amount incurred for the three month period ended November 30, 2010, approximately $3,000 was satisfied in cash, approximately $24,000 were non-cash financing costs related to the fair value of derivative instruments issued in connection with the 11% convertible debentures and $113,000 was for the accretion of debt discount related to the amounts due Douglas Lake minerals.

Management Services

During three months ended November 30, 2011 and 2010, we incurred approximately $314,000 and $139,000 respectively, in management services. Of the approximately $175,000 increase, approximately $146,000 was in the form of stock based compensation. Effective May 1, 2011, we entered into an advisory agreement with a member of our Board of Directors and an employment agreement with our CEO. We also hired a full time Controller in June 2011. These agreements resulted in increases in the current period as compared to the comparable period of the preceding year.   Of the total amount incurred during the three months ended November 30, 2011, approximately $129,000 was paid in cash and $185,000 was paid in stock based compensation representing the fair value of compensatory stock options and warrants and common shares earned. Of the total amount incurred during the three months ended November 30, 2010, approximately $100,000 was satisfied in cash, and $39,000 was paid in stock based compensation representing the fair value of compensatory stock options and warrants and common shares earned.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
November 30, 2011

General and Administrative, Professional Fees, and Shareholder Relations

During the three months ended November 30, 2011 and 2010, we incurred approximately $323,000 and $226,000, respectively, in General and Administrative, Professional Fees, and Shareholder Relations. These expenses increased in a manner consistent with the increased complexity and scope of operations of the Company, travel and related costs, directors and officers insurance, additional support staff and facilities costs as well legal and other professional fees.

Net Loss

We had a net loss of approximately $1,928,000 and $831,000 for the three month periods ended November 30, 2011 and 2010.  Our net loss from inception of the Company on May 3, 2006 until November 30, 2011 approximated $9,919,000. Our net loss for the three months ended November 30, 2011 is attributable to the execution of our business plan to become a gold producing mining company.  For the three months ended November 30, 2011, stock based compensation for management services approximated $185,000, non-cash financing costs approximated $706,000, depreciation and amortization approximated $23,000 and common stock issued for consulting services approximated $188,000 for an aggregate of $1,102,000 in non-cash costs included in results of operations.

 Going Concern

We are in the exploration stage and have not generated revenues since inception.  We have incurred significant losses to date and further losses are anticipated raising substantial doubt about the ability of our Company to continue operating as a going concern.  The continuation of our Company as a going concern is dependent upon our ability to obtain necessary equity financing to continue operations, meet our obligations as they come due and to determine the existence, discovery and successful exploitation of economically recoverable reserves on our resource properties and ultimately on the attainment of future profitable operations. Since inception to November 30, 2011, we had accumulated losses of $9,919,000.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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
November 30, 2011

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to certain material weaknesses in our internal control over interim financial reporting as of November 30, 2011, as described in our management’s report on internal control over financial reporting included in our annual report on Form 10-K for our fiscal year ended August 31, 2011, which deficiencies have not been remedied as of November 30, 2011.

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
November 30, 2011

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

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
November 30, 2011

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

 Item 3. Defaults Upon Senior Securities

None.

 Item 4. Submission of Matters to a Vote of Securities Holders

None.

 Item 5. Other Information

None.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
November 30, 2011

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

RUBY CREEK RESOURCES, INC.

/s/ Robert Slavik
Robert Slavik
President, Chief Executive Officer, Director.

Dated: January 23, 2012

/s/ Myron Landin
Myron Landin, CPA
Chief Financial Officer

Dated: January 23, 2012