Form 10-Q/A
period 2011-11-30
Ruby Creek Resources, Inc.
filed 2012-02-13
CIK 1379810

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO.1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended November 30, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
November 30, 2011

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q

Exhibit Number	Description of Exhibit
31.1 (1)	Certification of Chief Executive
31.2 (1)	Certification of Chief Financial Officer
32.1 (1)	Certification of Chief Executive Officer and Chief Financial Officer
EX-101.INS*	XBRL INSTANCE DOCUMENT
EX-101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY CREEK RESOURCES, INC.

/s/ Daniel Bartley
Daniel Bartley
Chief Executive Officer, Director.

Dated: February 13, 2012

/s/ Myron Landin
Myron Landin, CPA
Chief Financial Officer

Dated: February 13, 2012

* Filed Herewith

(1) Incorporated by reference to Quarterly Report on Form 10-Q for quarterly period ended November 30, 2011, filed on January 23, 2012.