Form 10-Q
period 2012-02-29
Ruby Creek Resources, Inc.
filed 2012-04-23
CIK 1379810

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 47,513,763 shares of common stock as of April 16, 2012.

RUBY CREEK RESOURCES, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended February 29, 2012

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended February 29, 2012 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

Ruby Creek Resources, Inc.

 Table of Contents

February 29, 2012

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets – February 29, 2012 and August 31, 2011	4
	Consolidated Statements of Operations –Three Months and Six Months ended February 29, 2012 and 2011 and cumulative to date	5
	Consolidated Statement of Equity – Inception (May 3, 2006) to February 29, 2012	6
	Consolidated Statements of Cash Flows - Six Months ended February 29, 2012 and 2011and cumulative to date	7
	Notes to Consolidated Financial Statements	8-18
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 2.	Unregistered Sales of Equity Securities	26
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits	29
Signatures		29

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	February 29,	August 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$250,364	$1,836,877
Due from related party	23,345	-
Prepaid expenses and other current assets	397,638	259,768
Total current assets	671,347	2,096,645

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $91,763 and $42,123 , respectively	2,462,202	312,729

MINERAL PROPERTIES	2,377,369	7,141,800

TOTAL ASSETS	$5,510,918	$9,551,174

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$424,040	$404,941
Installment loan payable	-	11,042
Due to Handeni Gold, net of discount	-	1,864,340
Convertible note payable, current, net of discount	549,487	-
Due to related parties	47,925	82,612
Total current liabilities	1,021,452	2,362,935

LONG-TERM LIABILITIES
Due to Handeni Gold, net of discount	0	2,817,692
Convertible note payable, net of discount	274,744	-
Due to Mkuvia Maita, net of discount	325,205	-
Deferred income taxes payable	405,000	-
Total long-term liabilities	1,004,949	2,817,692

COMMITMENTS AND CONTINGENCIES (Note 7)

TOTAL LIABILITIES	2,026,401	5,180,627

EQUITY
Common stock, 500,000,000 shares authorized, par value $0.001; 46,177,764 and 39,576,978 shares issued and outstanding, respectively	46,178	39,577
Additional paid-in capital	17,232,101	12,397,133
Deferred compensation	(121,945)	(104,691)
Comprehensive income from foreign currency translation	40,203	29,524
Deficit accumulated during the exploration stage	(13,764,220)	(7,990,996)
Total stockholders' equity	3,432,317	4,370,547
Noncontrolling interest	52,200	-

Total Equity	3,484,517	4,370,547
TOTAL LIABILITIES AND EQUITY	$5,510,918	$9,551,174

See accompanying notes to unaudited consolidated financial statements.

RUBY CREEK RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					for the Period
					from
	Three Months Ended		Six Months Ended		May 3, 2006
	February 29,	February 28,	February 29,	February 28,	(Inception) to
					February 29,
	2012	2011	2012	2011	2012

EXPENSES
Mineral exploration and operating costs	$429,340	$342,800	$802,802	$574,030	$2,306,742
Consulting services	237,170	99,873	424,801	192,807	2,047,708
Depreciation	25,233	5,757	48,542	9,020	90,665
Interest and financing fees	157,627	116,356	863,586	256,113	2,439,356
Management services	359,210	119,148	673,660	257,802	2,097,467
General and administrative	427,398	211,102	750,650	436,649	2,573,100
Total expenses	1,635,978	895,037	3,564,042	1,726,422	11,555,038
					-
LOSS FROM OPERATIONS	(1,635,978)	(895,037)	(3,564,042)	(1,726,422)	(11,555,038)

OTHER INCOME (EXPENSE)
Impairment - Mineral Properties	(1,930,682)	-	(1,930,682)	-	(1,930,682)
Impairment - Equiment	(300,000)	-	(300,000)	-	(300,000)
	(2,230,682)	-	(2,230,682)	-	(2,230,682)

NET LOSS	(3,866,660)	(895,037)	(5,794,724)	(1,726,422)	(13,785,720)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	21,500	-	21,500	-	21,500

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,845,160)	$(895,037)	$(5,773,224)	$(1,726,422)	$(13,764,220)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.09)	$(0.03)	$(0.14)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	44,017,382	30,115,445	42,037,384	26,744,027

See accompanying notes to unaudited consolidated financial statements.

RUBY CREEK RESOURCES, INC.

(An Exploration Stage Company)

Consolidated Statement of Equity (Deficit)
From May 3, 2006 (Date of Inception) to February 29, 2012

							Comprehensive
				Deferred	Non-	Deficit	Income (Loss) -
	Common Stock		Additional	Compensation	Controlling	Accumulated During	Foreign Exchange	Total
	Shares	Amount	Paid-in capital	Expense	Interest	Exploration Stage	Translation	Equity (Deficit)

Balance - May 3, 2006 (Date of Inception)	-	$-	$-	$-		$-	$-	$-
August 31, 2006 - issuance of common shares for cash at $0.01 per share	4,500,000	4,500	40,500	-	-	-	-	45,000
August 31, 2006 - issuance of common shares for cash at $0.05 per share	2,970,000	2,970	145,530	-	-	-	-	148,500
August 31, 2006 - issuance of common shares for cash at $0.10 per share	867,000	867	80,833	-	-	-	-	81,700
August 31, 2006 - donated rent and management services	-	-	3,000	-	-	-	-	3,000
Net loss	-	-	-	-	-	(19,696)	-	(19,696)
Balance - August 31, 2006	8,337,000	8,337	269,863	-	-	(19,696)	-	258,504
September 5, 2006 - cash received for stock subscription	-	-	5,000	-	-	-	-	5,000
Net loss	-	-	-	-		(127,497)	-	(127,497)
Balance - August 31, 2007	8,337,000	8,337	274,863	-	-	(147,193)	-	136,007
Net loss						(96,974)	-	(96,974)
Balance - August 31, 2008	8,337,000	8,337	274,863	-	-	(244,167)	-	39,033
July 23. 2009 - issuance of common shares for cash at $0.05 per share	400,000	400	14,600	-	-	-	-	15,000
Stock based compensation	-	-	24,547	-	-	-	-	24,547
Net loss	-	-	-	-	-	(207,877)	-	(207,877)
Balance - August 31, 2009	8,737,000	8,737	314,010	-	-	(452,044)	-	(129,297)
November 6, 2009 - issuance of common shares for related party debt at $0.05 per share	1,000,000	1,000	49,000	-	-	-	-	50,000
December 24, 2009 to February 19, 2010 - issuance of common shares for cash at $0.125 per share	1,600,000	1,600	198,400	-	-	-	-	200,000
February 1, 2010 - issuance of common shares for services at $0.20 per share	110,000	110	21,890	-	-	-	-	22,000
December 22, 2009 to January 22, 2010 - issuance of common shares and warrants for finance fee	180,000	180	61,120	-	-	-	-	61,300
Fair value - beneficial conversion feature, warrants and discount in connection with issuance of 11% convertible notes	-	-	100,000	-	-	-	-	100,000
March 3, 2010 - issuance of common shares for finance fee @ $0.25 per share	10,000	10	2,490	-	-	-	-	2,500
March 23, 2010 - issuance of common shares for bridge loan default conversion at $0.05 per share	1,544,877	1,545	75,699	-	-	-	-	77,244
March 23, 2010 - fair value of warrants on default of bridge loan	-	-	787,369	-	-	-	-	787,369
June 4, 2010 - issuance of common stock for services at $0.35 per share	50,000	50	19,450	-	-	-	-	19,500
June 30, 2010 - Issuance of common stock for services at $0.25 per share	8,608	9	2,143	-	-	-	-	2,152
July 26, 2010 - Issuance of common stock for services at $0.25 per share	30,000	30	7,470	-	-	-	-	7,500
April 3, 2010 to August 26, 2010 - issuance of common shares for cash at $0.25 per share	5,356,000	5,356	1,333,644	-	-	-	-	1,339,000
August 16, 2010 - Issuance of common stock on exercise of options	101,427	101	3,445	-	-	-	-	3,546
August 27, 2010 - Issuance of common stock for mineral property	4,000,000	4,000	2,116,000	-	-	-	-	2,120,000
Stock based compensation	-	-	628,293	-	-	-	-	628,293
Comprehensive income - foreign exchange translation	-	-	-	-		-	890	890
Net loss	-	-	-	-	-	(2,544,627)	-	(2,544,627)
Balance - August 31, 2010	22,727,912	22,728	5,720,423	-	-	(2,996,671)	890	2,747,370
October 18, 2010 to August 24, 2011 - issuance of common shares for cash at $0.50 per share	9,231,000	9,231	4,606,269	-	-	-	-	4,615,500
Exercises of warrants issued in private placements for cash	595,000	595	206,905	-	-	-	-	207,500
Issuance of common stock for services at $0.25-$0.50 per share	291,755	292	143,706	-	-	-	-	143,998
Issuance of common stock in connection with employment agreement at $0.50 per share	200,000	200	99,800	(83,333)		-	-	16,667
Issuance of common stock in connection with consulting agreement at an average of $0.87 per share	200,000	200	172,800	(173,000)		-	-	-
Cashless exercise of warrants issued in consulting arrangements	571,311	571	(571)	-	-	-	-	-
Convertible notes - related parties and accrued interest converted at $0.05 per share	2,220,000	2,220	108,780	-	-	-	-	111,000
Exercise of warrant issued in connection with bridge loan default	1,500,000	1,500	73,500	-	-	-	-	75,000
Exercise of warrants issued in connection 11% convertible debentures	2,000,000	2,000	98,000	-	-	-	-	100,000
Exercise of warrants issued in consulting arrangements	40,000	40	1,960	-	-	-	-	2,000
Amortization of deferred compensation expense	-	-	-	151,642	-	-	-	151,642
Stock based compensation	-	-	1,165,561	-	-	-	-	1,165,561
Comprehensive income - foreign exchange translation	-	-	-	-	-	-	28,634	28,634
Net loss	-	-	-	-		(4,994,325)	-	(4,994,325)
Balance - August 31, 2011	39,576,978	39,577	12,397,132	(104,691)	-	(7,990,996)	29,524	4,370,547

October 6, 2011 to November 16, 2011 - issuance of common shares for cash at $0.75 per share	320,000	320	239,680	-	-	-	-	240,000
Exerciseof warrants issued in private placements for cash	987,500	987	337,763	-	-	-	-	338,750
Cashless exercise of warrants issued in consulting arrangements	1,164,603	1,165	(1,165)	-	-	-	-	-
Issuance of common stock for services at $0.50-$1.30 per share	270,682	271	294,088	(130,000)	-			164,359
Shares issued on acquisition of Gold Standard	1,200,000	1,200	1,438,800	-	-	-	-	1,440,000
Intrinsic value of conversion feature of convertible notes		-	810,400	-	-	-	-	810,400
Issuance of common share on exercise of compensation warrants for cash	900,000	900	44,100	-	-	-	-	45,000
Exercise of warrants issued in connection with bridge loan default	390,000	390	97,110	-	-	-	-	97,500
Amortization of deferred compensation expense	-	-	-	112,746	-	-	-	112,746
Issuance of common stock for conversion of Mining Equipment Note, net of fair value adjustment	1,368,000	1,368	1,024,632	-	-	-	-	1,026,000
Stock based compensation	-	-	623,260	-	-	-	-	623,260
Noncontrolling interest	-	-	(73,700)	-	73,700	-	-	-
Comprehensive income - foreign exchange translation	-	-	-	-	-	-	10,679	10,679
Net loss attributable to noncontrolling interest - six months ended February 29, 2012	-	-	-	-	(21,500)	-	-	(21,500)
Net loss attributable to common shareholders - six months ended February 29, 2012	-	-	-	-	-	(5,773,224)	-	(5,773,224)

Balance - February 29,2012 (Unaudited)	46,177,764	$46,178	$17,232,101	$(121,945)	$52,200	$(13,764,220)	$40,203	$3,484,517

See accompanying notes to unaudited consolidated financial statements.

RUBY CREEK RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative
			for the Period
			from
			May 3, 2006
	Six Months Ended		(Inception) to
	February 29,	February 28,	February 29,
	2012	2011	2012

Cash Flows From Operating Activities
Net loss attibutable to common shareholders	$(5,773,224)	$(1,726,422)	$(13,764,220)
Net loss attibutable to noncontrolling interest	(21,500)	-	(21,500)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	23,309	9,020	65,431
Impairment - Mineral Properties	1,930,682	-	1,940,453
Impairment - Equipment	300,000	-	300,000
Donated services	-	-	3,000
Interest and financing fees, including discount accretion	844,086	253,177	2,403,360
Common stock issued for services	277,105	25,781	601,897
Stock based compensation	623,260	142,234	2,441,661
Net changes in noncash working capital items:
(Increase) decrease - Prepaid expenses	(137,869)	10,072	(375,638)
Increase (decrease) - Accounts payable	29,778	(3,217)	495,741
Increase (decrease) - Due to/from related parties	(58,032)	82,756	74,580
Net cash flows (used in) operating activities	(1,962,405)	(1,206,599)	(5,835,235)

Cash flows from investing activities
Purchase of equipment	(96,782)	(145,710)	(451,635)
Mineral properties and deposits	(237,532)	(111,035)	(1,192,932)
Net cash flows (used in) investing activities	(334,314)	(256,745)	(1,644,567)
		-
Cash flows from financing activities		-
Issuance of common shares for cash - private placements	240,000	2,463,750	6,689,700
Exercise of private placement warrants - proceeds	338,749	-	723,249
Exercise of warrant issued in connection with bridge loan	97,500	-	97,500
Exercise of compensation warrants for cash	45,000	-	45,000
Installment loan - proceeds	-	-	41,584
Installment loan - repayments	(11,042)	(10,833)	(41,868)
Bridge loan - related party	-	-	75,000
Convertible notes - related parties	-	-	100,000
Net cash flows provided by financing activities	710,207	2,452,917	7,730,165

Net increase (decrease) in cash	(1,586,513)	989,573	250,363

Cash - beginning of period	1,836,877	325,756	-

Cash - end of period	$250,363	$1,315,329	$250,363

Supplemental disclosures
Interest paid	$-	$289	$517
Taxes paid	$-	$-	$-
Conversion of related party debt to shares and warrants	$-	$-	$127,244
Conversion of related party convertible notes and accrued interest to common shares	$-	$111,000	$111,000
Mineral properties acquired - short-term payments	$-	$-	$1,100,000
Mineral properties acquired - long-term payments, net of discount	$-	$-	$3,576,170
Noncontrolling interest	$73,700	$-	$-
Mineral properties acquired - fair value of common shares issued	$1,440,000	$-	$3,560,000
Convertible notes issued for property and equipment	$2,000,000	$-	$-
Assets acquired for assumed liability	$325,205	$-	$-
Deferred income tax liability	$405,000	$-	$-

See accompanying notes to unaudited consolidated financial statements.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
February 29, 2012
(Unaudited)

NOTE 1 - Organization and Summary

Organization

Ruby Creek Resources, Inc. (the “Company”) was incorporated in the Province of British Columbia on May 3, 2006.  The Company is an Exploration Stage Company.  The Company’s principal business is the acquisition and exploration of mineral properties.

Effective January 29, 2009, the Company changed its jurisdiction from the Province of British Columbia to the State of Nevada.  Effective the same date, the Company's authorized capital was changed from an unlimited number of common shares without par value to 500,000,000 common shares with a par value of $0.001 per share. Tanzania Ruby Creek Limited (TzRC) was formed in December 2011 (100% owned by the Company), Ruby Creek Resources (Tanzania) Limited (“RCRTz) was incorporated on May 21, 2010 in Tanzania, (a joint venture 70% owned by the Company), and Ruby Creek Gold (Tanzania) Limited (99% owned by the Company) and Ruby Creek Diamonds Limited (100% owned by the Company) were formed on August 10, 2011.  Gold Standard (Tanzania) Limited (95% owned by the Company), was acquired on November 29, 2011 in the transaction described in Note 3c.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company is in the exploration stage and has not generated revenues since inception.  The Company has incurred significant losses from inception through February 29, 2012 of approximately $13,785,000, raising substantial doubt about the ability of the Company to continue as a going concern.  Further, as discussed in Note 7A – Litigation, the Company commenced litigation againt Handeni Gold Inc (formerly Douglas Lake Minerals, Inc) related to claims for breaches of contract and fraud related to the Mkuvia Property. Handeni Gold Inc. has filed an action against the Company seeking certain payments and removal or cerain asset restrictions. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary financing to settle outstanding debts, fund ongoing operating losses and to discover and successfully exploit economically recoverable mineral reserves on its resource properties and ultimately on the attainment of future profitable operations; and to the satisfactory outcome of the referenced litigation. The Company has funded its operations with private equity and/or convertible debt financing and is in the process of identifying additional sources of capital from debt or equity sources. While management believes it has made significant progress in its plan of operations, additional working capital and capital funds will be required to finance the Company’s operations until commercial operations commence and positive cash flow can be achieved.  Management believes that additional financing will be available on terms acceptable to the Company. However, there can be no assurance of this, nor is there any assurance that commercial operations will be achieved. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been   omitted pursuant to such rules and regulations.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended August 31, 2011 included in the Company's annual report filed with the Securities and Exchange Commission.  The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K which was filed with the SEC on December 14, 2011.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, operating results and cash flows for the period presented, consisting solely of normal recurring adjustments, have been made.  Operating results for the three and six month periods ended February 29, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

Recent Accounting Pronouncements

There are no recent pronouncements issued which are expected to have a material effect on the Company’s consolidated financial statements.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
February 29, 2012
(Unaudited)

NOTE 2 – Property and Equipment

Property and equipment consists of the following at February 29, 2012 and August 31, 2011:

	February 29, 2012
	Cost	Accumulated Depreciation	Net Book Value
Vehicles	$523,935	$32,088	$491,847
Computer equipment	14,152	6,310	7,842
Exploration and mining equipment	2,182,165	1,370	2,180,795
Furniture and fixtures	30,937	13,739	17,198
Camp facilities	102,776	38,256	64,520
	2,853,965	91,763	2,762,202
Less: Impairment provision	300,000	-	300,000
	$2,553,965	$91,763	$2,462,202

	August 31, 2011
	Cost	Accumulated Depreciation	Net Book Value
Vehicles	$112,282	$6,915	$105,367
Computer equipment	9,432	4,509	4,923
Exploration and mining equipment	116,165	342	115,823
Furniture and fixtures	28,458	8,878	19,580
Camp facilities	88,515	21,479	67,036
	$354,852	$42,123	$312,729

Effective February 29, 2012, the Company has recorded an impairment for equipment acquired in the Gold Standard transaction discussed in Note 3c ($200,000), and for the Mkuvia Project related camp facilities ($100,000) as a result of the Handeni litigation discussed in Note 7A – Litigation.

NOTE 3 - Mineral Properties

Mineral property acquisition costs, advance payments and deposits consist of the following as of February 29, 2012 and August 31, 2011:

	February 29, 2012	August 31, 2011

Mkuvia Gold Project – mineral and mining rights	$6,796,170	$6,796,170
Mkuvia Gold Project – mineral and mining rights – provision for impairment	(6,796,169)	-
Kapinga Property - advance payment and deposit	102,128	60,000
Gold Standard –mineral and mining rights	2,044,205	250,000
Other properties - advance payments and deposits	231,035	35,630
	$2,377,369	$7,141,800

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
February 29, 2012
(Unaudited)

(a)	The Company entered into the following transactions with respect to the Mkuvia Project:
(i)	On November 7, 2009, a Purchase Agreement (the “Agreement”) with Handeni Gold Inc. (“Handeni”), formerly Douglas Lake Minerals, Inc., for the right to acquire and develop a 70% interest in 125 square kilometeres of the Handeni’s Mkuvia property;
(ii)	On March 7, 2010, a Tanzanian joint venture company ("RCRTz") was formed for the ownership and management of the 125 square kilometer aforementioned property. A second Joint Venture Agreement (the "JVA") was entered into by the parties with respect to an additional 255 square kilometers.The JVA provides that Maita's 5% interest in the entire project shall vest when RCRTz obtains a mining license over a portion of the area covered by the prospecting licenses.
(iii)	On May 24, 2010 (effective on June 16, 2010), the Company acquired the exclusive mineral and mining rights to the additional 255 square kilometers of the Mkuvia property from Handeni.

The original aggegate purchase price of $9,000,000 was recorded as the sum of cash paid, the present value of future payments and the fair value of restricted shares of Company common stock issued in the amount of $6,796,170. The series of future payments in the gross amount of $4,700,000 were recorded at their aggregate fair value of $3,576,170 determined utilizing a discount rate of 12% per annum which resulted in a discount to the purchase price of $1,123,830. Four million restricted shares of Company common stock issued with an agreed upon contractual value of $3,200,000 had a fair value of $2,120,000 which resulted in a further discount of the purchase price of $1,080,000. With respect to the future paments, the Company has been recording accretion reflected as interest expense in its results of operations. Interest expense for the three and six month periods ended February 29, 2012 and February 28, 2011 include amortization of $90,359, $183,455, $60,658 and $119,533, respectively, of this debt discount.

Reference is made to Note 7A – Litigation, regarding the litigation commenced by the Company against Handeni related to the Companies various claims for breaches of contract and fraud. As discussed more fully in Note 7A, the Company has impaired the net value of the Mkuvia Project in the amount of $1,930,862, which represents the recorded asset value reduced by the accreted value of future payments as of February 29, 2012. While management believes that it will ultimately be successful in its lawsuit it believes that recording the impairment is necessary given the damages suffered by the Company as a result of Handeni’s breaches and fraud. The carrying value of the Mukuvia Project has been written down to $1 and the impairment loss is net of the liabilities also written off consistent with the position of impairing the asset, since the obligation to make any payments is tied to receiving title to the assets purchased.

(b)     On September 9, 2010, as amended effective on February 14, 2011 and September 9, 2011, the Company signed an agreement with Carlos JK Kapinga (“CJKK”, the property rights owner), whereby the Company was granted the exclusive right to acquire the mineral and mining rights to the 350 sq km Kapinga property. On August 23, 2011 the transfer of 100% ownership of one of the prospecting license from CJKK to Ruby Creek Gold (Tanzania) Limited was recorded with the Commissioner For Minerals of the Ministry of Energy and Minerals as part of the foregoing transaction.

The aforementioned arrangement includes the following terms and conditions:

•	The purchase price is $155,000 plus 75,000 shares of the Company’s common stock, against which payments approximating $100,000 made through February 29, 2012 plus any subsequent payments will be applied. Any unpaid balance and the share issuance will be completed upon satisfactory transfer of the remaining prospecting licenses (three prospecting licenses in total) deemed necessary to transfer 100% ownership of all property rights to the Company;
•	The Kapinga mineral and mining rights cover the 350 square kilometer Kapinga property; and
•	Within 30 days of the issuance of the first mining license on the Kapinga properties, an additional payment of $100,000 and 75,000 shares of common stock of the Company plus within six months of that date a final payment of $100,000 in cash or common stock of the Company valued at $100,000, at the Company’s option.

All of the Company’s properties are located in the Liwale and Nachingwea Districts, Lindi Region of the United Republic of Tanzania.

(c)    Effective January 12, 2011,   the Company entered into transactions with Gold Standard Ltd. (“GSL”) and Gold Standard Tanzania Ltd, (“GSTL”).  The GSL transaction was for the purchase of a 95% share (the “Shares”) of GSTL whose assets include a 10 year, 10 square kilometer mining license issued in September 2010, two Prospecting License Joint Ventures of 39 and 89 square kilometers, a Regional Environmental Report on the combined 128 square kilometer property and an established mining camp. The property is immediately adjacent to and on the west-northwest border of the Company’s Gold Plateau Project, specifically the Mkuvia 1 property acquired in November 2009. The GSTL transaction was for the purchase of mining equipment (the “Equipment”).

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
February 29, 2012
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

The principal balances of the Share Note and Mining Equipment Notes are payable in three equal tranches each aggregating $666,667 six, twelve and eighteen months after closing, plus accrued interest. Each note bears interest at 8% per annum on the declining balance. The Company may elect to pay the interest in cash or in common shares of the Company.  For this purpose common shares will be valued at the volume average weighted price per share as defined in the APA on the payment due date. Until paid in full, the holder may elect to receive payment of any portion of interest and/or principal in restricted common shares of the Company with a conversion price of $0.75 per share with respect to the Mining Equipment Note and accrued interest and $1.00 per share with respect to the Share Note and accrued interest. The unpaid balance of the Mining Equipment Note and accrued interest is convertible at the holder’s option at any time. Also at the holder’s option, $324,667 plus accrued interest of the Share Note is convertible on inception to the day prior to the due date of the first payment (May 26, 2012), $324,667 plus accrued interest is convertible between May 26, 2012 and the day prior to the due date of the second payment (November 26, 2012) and any remaining principal plus accrued interest is convertible between November 26, 2012 and maturity. In each case the conversion amount may be reduced by amounts that can be offset by the Company against the Share Note per the indemnification and hold harmless obligations of GSL and Robert Moriarty per terms of the APA.

On the closing date:

i.	The intrinsic value of the conversion feature of the Equipment Note of $615,600 has been reflected as a discount of the Equipment Note and as an addition to additional paid-in capital, resulting in an effective interest rate of 31.8% on the convertible note;
ii.	The intrinsic value of the conversion feature of the Share Note of $194,800 has been reflected as a discount of the Share Note and as an addition to additional paid-in capital resulting in an effective interest rate of 31.8% on the convertible note;
iii.	The net liability assumed in the transaction of $395,000, which is payable in scheduled non-interest bearing future payments, was recorded at its present value using a discount rate of 8% per annum. The resulting discount of $69,795 was recorded as a reduction of assets acquired.
iv.	The mineral property was grossed up by an estimated Tanzanian deferred tax liability in the amount of $405,000, resulting from the excess of book value over tax value of mineral and mining rights of GST.

The Company recorded the allocation of the purchase price of the assets acquired as follows:

Mineral properties	$2,044,205
Mining and exploration equipment	2,426,000
Deferred income taxes	(405,000)
$4,065,205

The Company recorded the allocation of the debt assumed as follows:

Mineral properties	$325,205

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
February 29, 2012
(Unaudited)

NOTE 3 - Mineral Properties, continued

Effective on November 29, 2011, GSL elected to convert the Equipment Note to shares of the Company. The Company issued 1,368,000 of its common shares and recorded $615,600 as non-cash accretion interest expense in its results of operations for the six months ended February 29, 2012.

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

(d)    The Company entered into transactions to acquire six additional properties with corresponding prospecting licenses or prospecting license applications pending. The purchase price of these properties aggregated $270,000, of which approximately $215,000 was paid as of February 29, 2012.  The balance of the purchase price of each transaction becomes due and payable upon the transfer of each prospecting license to the Company. These payments were for the acquisition of the Keigi property and corresponding prospecting license; the Tundura North property and the Tundura South Property and corresponding prospecting licenses.  The balance remaining due on these properties of $65,000 will be paid as the related prospecting licenses are issued in the Company’s name.

NOTE 4 - Bridge Loan

On December 22, 2009, the Company received $75,000 in proceeds of a bridge loan transaction (the “Bridge”) from a significant shareholder and advisor (currently a director) (“Holder”).  The loan bears interest at the rate of 12% per annum.  The loan agreement grants the holder the right to convert any portion of the balance plus accrued interest into common shares of the Company at a price of $0.125 per share.  The original January 22, 2010 due date of the Bridge was extended several times by mutual consent, ultimately to March 23, 2010.  In consideration of the loan and these extensions, the Company agreed to additional consideration in the form of units of common shares and additional warrants.  This additional consideration resulted in the issuance of an aggregate of 180,000 common shares and two year warrants to purchase an additional 390,000 common shares at $0.25 per share.  On March 23, 2010, the Company defaulted on the payment of interest and principal on the Bridge.  Upon occurrence of the default, the Holder converted the outstanding balance of the note ($75,000) and accrued interest ($2,244) into 1,544,877 shares of common stock of the Company at the contractual conversion price of $0.05 per share. In addition, as a result of this default, the Company was obligated to issue to the Holder a two year warrant to purchase 1,500,000 common shares at an exercise price of $0.05 per share.  On November 30, 2010, the Holder exercised his conversion rights to the 1,500,000 common share default warrant. The Company received $75,000 and issued 1,500,000 restricted common shares.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
February 29, 2012
(Unaudited)

NOTE 5 -   Convertible Notes – Related Parties

On November 27, 2009, the Company issued two $50,000, 11% convertible notes for total proceeds of $100,000 to a significant shareholder and special advisor (and now a director) and to another significant shareholder.  These notes were due and payable on November 27, 2010.   In addition, each noteholder received a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.05 for a term of three years.  The Company calculated an associated beneficial conversion feature and discount of $100,000, which amount was reflected as a discount of the face amount of these debentures on the date of the transaction.  The amount was determined using the relative fair value method.   The Company estimated the fair value of the warrant using the Black-Scholes option pricing model with the following assumptions: an expected life of three years, a risk-free interest rate of 2.57%, and a dividend rate of 0% and an expected volatility of 116%. This discount was accreted to interest expense over the term of the debentures, and was reflected as a non-cash charge over the term of these notes.

On November 27, 2010, the holders of the convertible notes elected to convert these notes, plus an aggregate of $11,000 in interest earned, into 2,220,000 shares of common stock at the conversion price of $0.05 per common share.

In the year ended August 31, 2011, the 2,000,000 warrants were exercised for proceeds of $100,000.

NOTE 6 - Other Related Party Transactions

The former Chief Executive Officer (“CEO”) (see Note 7f ) was indebted to the Company for $23,345 and $1,150 at February 29, 2012 and August 31, 2011, respectively.  At February 29, 2012 and August 31, 2011, $12,000 and $49,580, respectively, was owing to a significant shareholder, director and special advisor for consulting services. At February 29, 2012 and August 31, 2011, the Company was indebted to a member of its board of directors elected on July 15, 2011, for legal fees incurred in the amount of $12,929 and $32,498, respectively, including reimbursed expenses of $429 and $307, respectively. At February 29, 2012, $5,824 was owing to the current CEO and $17,172 to the CFO.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
February 29, 2012
(Unaudited)

NOTE 7 – Commitments and Contingencies

A.	Litigation

In connection with the agreements described in Note 3a related to the Mkuvia Gold Project, it has come to the Company’s attention that Handeni and Maita have been permitting a third party to continuously conduct prospecting activities and allegedly conveyed certain of the prospecting licenses and joint venture rights acquired as part of the Mkuvia transactions to third parties, at a date subsequent to the effective dates of the initial transaction, in violation of the Company’s ownership of exclusive mineral and mining rights.  Regarding this matter, Handeni has previously disclosed in its Form 10-Q for the quarter ended November 30, 2011 filed with the SEC on January 17, 2012, that it “is currently investigating through local counsel the registration particulars of prospecting licenses numbered 5664/2009 and 5669/2009, which form a part of the current Joint Venture Company project [which refers to the joint venture with Ruby Creek]. This investigation relates to the reported registration of prospecting licenses numbered 5664/2009 and 5669/2009 to a third party without the Company’s (Handeni’s) approval, in unclear circumstances.”  On February 8, 2012 the Company filed a Summons with Notice in the Supreme Court of the State of New York against Handeni (Douglas Lake Minerals, Inc. as the named defendant) for breach of contract, fraud and breach of fiduciary duty in connection with the violation of joint venture agreements. The relief sought was for compensatory and consequential damages in the amount of $10,000,000. On April 2, 2012, the Company further filed a Complaint in the Supreme Court of the State of New York against Handeni (Douglas Lake Minerals, Inc. as the named defendant). In that complaint the Company is seeking damages caused by Handeni for their violation of the parties agreements and fraud. The Company is seeking $17,000,000 in damages, exclusive of interest, costs and legal fees. As a consequence of the foregoing, the Company has not obtained an initial mining license on the Mkuvia property nor received the required environmental study which would have triggered a series of payments. Further, as a result of Handeni’s breaches, the Comapany has not made a $450,000 payment originally due on June 1, 2011 to Handeni pursuant to the May 24, 2010 agreement, among other things.  In the opinion of the Company’s Tanzanian counsel, the Company has good interest in the prospecting licenses (“PL”) free and clear of any liens and encumbrances and under Tanzanian law any dealings relating to the PL’s and the joint venture rights made subsequent to the dates when the Commissioner of the Ministry of Energy and Mining issued the Certificates of Acknowledgment of the joint venture agreements would not be recognized and they would not affect the rights of the Company in the PL’s. Further, counsel advises that there are no provisions under Tanzanian law in relation to mineral rights which would permit the PL’s to be forfeited or otherwise withdrawn in the event of a change of ownership.

On February 23, 2012, Handeni filed a Notice of Claim against the Company in the Supreme Court of British Columbia claiming breaches of the agreements between the parties and seeking (i) payments as stipulated in the preceding paragraph of $450,000, (ii) 20% of certain private placement proceeds received by the Company ($917,100), (iii) consent of the Company to remove the restrictive resale legend affixed to the 4,000,000 restricted common shares of the Company issued as partial consideration for the properties.and (iv) the right to market and sell the property to third parties. These amounts are included in the liabilities discussed in the next paragraph which have been offset in the determination of the impairment.

Management believes that the Company has suffered significant damages and while it is confident of the merits of its position and that the Company will ultimately be successful in its lawsuit, management has provided an impairment of the Mkuvia assets acquired offset by the recorded amount of the corresponding liabilities, to a nominal value of $1 as of February 29, 2012. A charge of $1,930,682 is reflected in the accompanyng statement of operations for the three and six month periods ended Februay 29, 2012. Offsetting the liabilities to Handeni is appropriate and consistent with the position of impairing the assets, since the obligation to make any payments is tied to proper title to the assets purchased.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
February 29, 2012
(Unaudited)

NOTE 7 – Commitments and Contingencies, continued

B. Commitments

a.	Effective June 4, 2010, the Company entered into an Advisory Agreement with Maita (“Advisor”), the original owner of the prospecting licenses of the Mkuvia property Project. The initial term of the agreement is for a three year period. The Advisor or the Company may terminate this Agreement at any time by giving the other party ninety (90) days prior written notice of termination. This Agreement may be renewed for successive one-year periods on mutually acceptable terms. Compensation is comprised of $1,000 for each Director’s meeting the Advisor attends and 300,000 shares of common stock of the Company as follows: 50,000 shares vested upon signing, 75,000 shares issuable on June 4, 2011; 75,000 shares issuable on June 4, 2012 and 100,000 shares on June 4, 2013. In the year ended August 31, 2010, the Company recognized $2,000 in fees paid and $19,500 in stock based compensation, which was the fair market value of the 50,000 shares issued. In the year ended August 31, 2011 the Company incurred $1,000 in fees under this arrangement. As result of matters described in Note 7A, the Company did not make the June 4, 2011 share issuance.

b.	The Company entered into an arrangement with a company affiliated with a significant shareholder and current director for the use of a portion of its office space and facilities in New York City for a one year period commencing June 1, 2011 for a gross fee of $36,000. This amount was satisfied by the issuance of 48,000 common shares of the Company valued at $0.75 per share, the fair value at the date of the arrangement. This fee was recognized as rent expense ratably over the terms of each arrangement.

c.	On December 4, 2010, effective July 28, 2010, the Company entered into an employment agreement with a Director of Corporate Communications, Strategic and Technical Advisor with a term of two years, automatically renewable for successive one year terms unless terminated by either party on 60 days advance notice. The contractual annual salary is $93,600 plus bonuses at the discretion of the Board of Directors. The employee is entitled to 200,000 common shares of the Company, 100,000 vesting on commencement and 100,000 vesting six months thereafter. These shares had a fair market value of $100,000 on the date of grant. In addition, the employee was granted non-qualified stock options to purchase 300,000 shares of common stock, which vest at the rate of 37,500 options per quarter from the effective date. The options granted are exercisable at $0.60 per share and have a five year life. The Company estimated the fair value of the stock options to be $132,522 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of five years, risk-free interest rate of 0.61%, a dividend and forfeiture rate of 0% and a volatility of 143.7%. The amount is being amortized ratably over the initial expected two year term of service. Results of operation include stock based compensation in the amount of $29,065 and $58,130 for the three months and six months ended February 29, 2012, respectively for these arrangements.

d.	On December 16, 2010, effective on September 21, 2010, the Company entered into an Advisory Agreement with a Consultant to advise and provide assistance to Company management on matters relating to mining projects and properties in Tanzania and in surrounding regions. The initial term is for two years and may be renewed for successive one-year periods thirty days prior to any expiration. Compensation under the agreement is comprised of (i) $1,000 for any Director's meeting the Advisor is attends at management's request and (ii) 100,000 shares of common stock of the Company issued on the effective date, 100,000 shares on June 1, 2011, 100,000 shares on January 1, 2012 and 100,000 shares on October 1, 2012. The initial 100,000 shares were valued at the closing market price on the OTC BB on their grant date of $0.70 per share. The June 1, 2011 100,000 shares were valued at the closing market price on the OTC BB on that date of $1.03 per share. The January 1, 2012 100,000 shares were valued at the closing market price on the OTC BB on that date of $1.30 per share. For the three and six month periods ended February 29, 2012, $44,143 and $87,746 were included in amortization expense and a balance of $101,112 was included in deferred compensation at February 29, 2012.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
February 29, 2012
(Unaudited)

NOTE 7 – Commitments and Contingencies, continued

e.	On April 29, 2011, effective May 1, 2011, the Company entered into an executive agreement with a current member of its Board of Directors (“Director”) for advisory services with respect to strategic, financial and regulatory issues. The term of the agreement is two years, subject to termination for cause. The contractual base compensation is $6,000 per month, increasing to $9,000 per month immediately after the Company reports two consecutive quarters of positive cash flow from operations and further increasing to $12,000 per month immediately after the Company reports two consecutive quarters of positive net income. Bonuses are payable at the discretion of the Board of Directors. In addition, 200,000 shares of common stock are issuable upon the attainment of certain gold production levels as defined in the agreement and upon the attainment of the aforementioned operating results, up to an aggregate of 1,000,000 shares. Under the agreement, the director was granted non-qualified stock options to purchase 1,375,000 shares of common stock – 375,000 vesting on execution, and 250,000 vesting at the end of each successive six month period commencing on the effective date. The options include a cashless exercise provision. The options granted have an exercise price of $0.50 per share and a five year life. The Company estimated the fair value of the stock options to be $1,118,334 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of three and one half years, risk-free interest rate of 1.01%, a dividend and forfeiture rate of 0% and a volatility of 116.5%. The $305,276 value of the options vesting on grant was expensed on grant and the remainder is being amortized ratably over the two year vesting term. Results of operation include stock based compensation in the amount of $101,632 and $203,624 for the three and six month periods ended February 29, 2012.

f.	On April 29, 2011, effective May 1, 2011, the Company entered into an executive agreement with the now former CEO. The term of the agreement was for two years. The contractual base compensation was $14,000 per month, with future increases based upon financial results. Under the agreement, the director was granted non-qualified stock options to purchase 1,375,000 shares of common stock - 375,000 vesting and exercisable on execution, and 250,000 becoming exercisable at the end of each successive six month period commencing on the effective date. The options include a cashless exercise provision. The options granted were exercisable at $0.50 per share and had a five year life. The Company estimated the fair value of the stock options to be $1,118,334 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of three and one half years, risk-free interest rate of 1.01%, a dividend and forfeiture rate of 0% and a volatility of 116.5%. The $305,276 value of the options vesting on grant was expensed, and the remainder was being amortized ratably over the two year vesting term. Results of operation include stock based compensation in the amount of $101,632 and $169,387 for the three month and six month periods ended February 29, 2012. On Janaury 31, 2012, the Company and the former CEO entered into a consulting agreement expiring May 31, 2012, which terminated and superceded the executive agreement in its entirety. Under the consulting agreement the former CEO will receive $14,000 per month; retained 625,000 of his original options which became fully vested and are exercisable through May 1, 2014; and was granted additional options to purchase 250,000 common shares exercisable for three years at $0.75 per share. The Company estimated the fair value of the 250,000 stock options to be $120,773 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of two years, risk-free interest rate of 1.01%, a dividend and forfeiture rate of 0% and a volatility of 81.7%. These options include a cashless exercise provision and vest in the event that the agreement is not terminated for Cause, as defined in the agreement, prior to the end of the term of the consulting ageement. Duties include assistance with respect to overall strategy and strategic advice to the Board of Directors and officers in its relations in Tanzania and transaction assistance to the new CEO, only as directed in writing by the Board. Further, the former CEO is required to complete other corporate actions as stipulated in the agreement. No stock based compensation expense was required with respect to modification of the original options since the fair value of the modified options was less than the original options.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
February 29, 2012
(Unaudited)

NOTE 7 – Commitments and Contingencies, continued

g.	On June 27, 2011, effective on February 1, 2011, the Company entered into an agreement with a consultant to continue to assist management on a part time basis in the role of interim chief financial officer (“Consultant”) through May 31, 2012. Compensation for these services is at the rate of $4,800 per month based upon 40 hours per month plus additional compensation at the rate of $120 per hour in excess of 40 hours. The Consultant shall have the right to receive compensation in shares valued at $0.75 per share, at his option. This hourly rate shall increase to $200 per hour immediately after the Company reports two consecutive quarters of positive cash flow from operations. Under the agreement, the Consultant was granted non-qualified stock options to purchase 150,000 shares of common stock – 60,000 vesting on execution, and 7,500 vesting each month commencing on June 1, 2011 for the remaining term of the agreement. The options granted are exercisable at $0.75 per share and have a five year life. The options include a cashless exercise provision. The Company estimated the fair value of the stock options to be $114,889 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of three and one half years, risk-free interest rate of 1.04%, a dividend and forfeiture rate of 0% and a volatility of 116.5%. The $46,002 value of the options vesting on grant was expensed, and the remainder is being amortized ratably over the one year term. Results of operation include stock based compensation in the amount of 17,222 and $34,443 related to these options for the three months and six months ended February 29, 2012. For the three months and six months ended February 29, 2012, in accordance with the terms of his agreement the Consultant elected to receive payment for services rendered in shares of common stock of the Company in the amount of $44,781 and $58,997, respectively, which includes $9,999 and $18,685 representing the excess of the fair value of the shares issued over the issuance price, respectively.

h.	Effective on June 6, 2011 the Company entered into a two year employment agreement with a Controller. Base compensation is payable at the rate of $100,000 per annum, and $125,000 per annum after the initial 90 day period for the remainder of the agreement. The Controller was granted non-qualified common stock purchase options to purchase 200,000 shares of the Company’s common stock at $0.75 per share. These options have a five-year life and include a cashless exercise feature. The options vest with respect to 25,000 shares on September 6, 2011 and 25,000 at the end of each three months thereafter commencing on December 6, 2011 until fully vested. The Company estimated the fair value of the stock options to be $159,048 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of three and one half years, risk-free interest rate of 0.74%, a dividend and forfeiture rate of 0% and a volatility of 112.4%. Further, on September 6, 2011, after the expiration of the initial 90 day period, the Company was obligated to grant the Controller 25,000 shares of restricted common stock of the Company, of which 10,000 vested on the grant date and 15,000 on December 6, 2011. The Controller is also entitled (i) to participate in all Company sponsored benefit plans (ii) to an annual bonus at the discretion of the Board of Directors; and (iii) a salary increase once the Company attains positive operating cash flow. Results of operation include stock based compensation in the amount of $23,162 and $46,324 for the three and six months ended February 29, 2012. Effective on January 31, 2012, the Board of Directors elected the Controller as CEO. An agreement is currently being negotiated.

i.	On July 15, 2011, the Company entered into an independent Director Agreement with a new director for an initial term expiring July 15, 2013. The Company is obligated to pay a $20,000 annual retainer and grant 200,000 non-qualified stock options to purchase 200,000 shares of common stock exercisable at $0.50 per share and with a five year life. The options include a cashless exercise provision. These options vest at the rate of 25,000 options per quarter beginning on July 15, 2011. The Company estimated the fair value of the stock options to be $179,024 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of three and one half years, risk-free interest rate of 1.01%, a dividend and forfeiture rate of 0% and a volatility of 113%. The fair value of the options is being amortized ratably over the two year vesting term. Results of operation include stock based compensation in the amount of $22,378 and $44,756 for the three and six months ended February 29, 2012.

Ruby Creek Resources, Inc.
Notes to Consolidated Financial Statements
(An Exploration Stage Company)
February 29, 2012
(Unaudited)

NOTE 8 -   Common Stock and Common Stock Purchase Options

 In October 2011 the Company commenced an offering of units.  Each unit consists of one common share and one share purchase warrant. Two warrants are required to purchase one common share at a price of $1.50 per share for a period of up to two years. Through February 29, 2012, the Company sold 300,000 units and received proceeds of $240,000.

In addition, during the six month period ended February 29, 2012:

a.	1,164,603 warrants exercisable at $0.05 per share were converted to 1,225,000 restricted common shares on a cashless basis.

b.	1,835,000 private placement warrants were exercised to acquire 967,500 common shares for net proceeds of $328,750.

c.	On February 15, 2012, the Company offered the holders of its $1.00 common stock purchase warrants issued in connection with a private placement the right to purchase two common shares for each $1.00 warrant for a limited time. In February, 2012, the holder of 10,000 such warrants exercised, paid $10,000 and received 20,000 common shares. In the period from March 1, 2012 to March 30, 2012, the holders of 611,500 such warrants exercised, paid $611,500 in proceeds and received 1,223,000 common shares. The 1,243,000 shares issued to the warrant holders who accepted this offer had a weighted average fair value of $0.72 per share on the dates of offer as compared to the original per share exercise price of $0.50, or $0.22 per share. This transaction has been treated as a capital transaction and the fair value of $278,000 has been recorded in additional paid in capital. The balance of these unexercised warrants to purchase 8,609,500 common shares at $1.00 per share remain outstanding under their original terms.

d.	In connection with the Gold Standard transaction described in Note 3c, on January 7, 2012 the Board of Directors of the Company (i) issued 50,000 common shares to a consultant for assisting in the transaction (the fair value of these shares of $60,000 on their date of issuance was included in general and administrative expenses) and (ii) issued stock options to purchase 65,000 common shares to various individuals at $0.75 per share which vested on grant with a five-year life. These options include a cashless exercise provision. The fair value of these options determined using the Black-Scholes option pricing model using a risk-free interest rate of .52% per annum and a volatility of 105% was $58,000 and is included in stock based compensation. Two officers each received 12,500 and an independent director received 25,000 of these options.

NOTE 9 -   Subsequent Events

a.	Subsequent to February 29, 2012, the Company received proceeds of $57,500 and issued 115,000 shares of common stock on the exercise of 330,000 $.50 warrants issued in a private placement. These proceeds were received from related parties (Director $50,000; CFO $7,500).

The Company evaluated subsequent events through the financial statement filing date.

Ruby Creek Resources, Inc.

(An Exploration Stage Company)

February 29, 2012

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

Plan of Operations

Our plan of operations for the next year is to commence gold mining production and to continue exploration activities on our properties acquired and to be acquired. Our Gold Plateau project will approximate 1500 sq km (579 sq miles) including properties currently owned and assuming closing of all properties currently in contract. The major properties currently owned include the Mkuvia property, Gold Standard, Kapinga and Keigi. With the closing of the Gold Standard acquisition on November 29, 2011, we now own our first mining license, which allows us to begin commercial gold mining operations. Reference is made to Note 7A – Litigation, regarding litiagation commenced by the Company related to the Mkuvia properties.

Due to our lack of operating history and lack of operating revenues, uncertainty on the availability of adequate financial resources to support operations and to fund future payment, there exists substantial doubt about our ability to continue as a going concern. In March 2012, we commenced test mining on the Gold Standard mining license. Even if we complete our current exploration and test mining programs and commence mining operations on our Gold Standard mining license and we are successful in identifying mineral deposits, we will have to spend substantial funds on further drilling and engineering studies, mining equipment and/or contractors before we will know if we have a commercially viable mineral deposit or reserve and are able to achieve positive cash flow from operations. Our plan of operations for the next twelve months is to obtain the funding necessary for the continued exploration, development of the Mkuvia Gold Project and commencement of exploration and mining operations on the Gold Standard property. Further, there are other potential exploration properties currently under review.

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

Liquidity and Financial Condition

At February 29, 2012, we had cash balances of $250,000 and a working capital deficit of $350,000, including a $549,000 convertible note payable to Gold Standard (see Note 3c).  In addition to working capital requirements, our need for liquidity includes payment obligations remaining under our Kapinga, Gold Standard and other property purchases. Reference is made to Notes 3a and 7A to the Unaudited Consolidated Financial Statements included elsewhere herein for a discussion of the litigation the Company commenced in February 2012 against Handeni Gold Inc. with respect to the Mkuvia Properties. As a consequence of that litigation, the financial statements reflect an impairment provision of $1,931,000 which is the recorded amount of Mkuvai mineral rights reduced by the associated liabilities. As a result of the Handeni litigation, certain payments to Handeni have been suspended. Substantial amounts of the remaining obligations, principally the Gold Standard, may be converted to or satisfied in shares of our common stock.  Effective on September 9, 2011, we acquired the mineral and mining rights to three properties which will be covered by prospecting licenses on a total of 350 sq km property known as the Kapinga Properties, under the following terms and conditions, as modified from an earlier arrangement:

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

Ruby Creek Resources, Inc.

(An Exploration Stage Company)

February 29, 2012

•	Within 30 days of the issuance of the first mining license on the Kapinga properties, an additional payment of $100,000 and 75,000 shares of common stock of the Company plus within six months of that date a final payment of $100,000 in cash or common stock of the Company valued at $100,000, at the Company’s option.

On November 29, 2011 we concluded the acquisition of a 95% interest in Gold Standard Tanzania Ltd, (“GSTL”). GSTL’s assets include a 10 year, 10 square kilometer mining license issued in September 2010, and other assets including two Prospecting License Joint Ventures of 39 and 89 square kilometers, a Regional Environmental Report on the combined 139 square kilometer property, mining equipment and an established mining camp. The purchase price was $3,000,000 in cash, convertible promissory notes and stock, as well as the assumption of $585,000 in GSTL liabilities. (See Note 3c to the Unaudited Consolidated Financial Statements included herein). The property is immediately adjacent to and on the west-northwest border of the Company’s Gold Plateau Project.

All of the properties comprising the Gold Plateau Project are located in the Liwale and Nachingwea Districts, Lindi Region of the United Republic of Tanzania.

In the six months ended February 29, 2012 and for the subsequent period through April 16, 2012, we received additional funding as follows:

•	On October 2011, we commenced an offering of equity securities pursuant to Rule 506 of Regulation D and Regulation S at a price of $0.75 per unit. Through December 5, 2011, the Company sold 320,000 units of this offering and received proceeds of $240,000 and issued associated $1.50 two year warrants to purchase an additional 160,000 shares. If all of these warrants were exercised it would result in proceeds of an additional $240,000. We incurred and paid $15,000 in commissions related to these funds received.

·	In the six months ended February 29, 2012, private placement warrants were exercised to acquire 1,082,500 common shares for net proceeds of $386,250.

•	A Director exercised certain Bridge Loan default warrants resulting in the issuance of 390,000 common shares for $97,500 in proceeds and certain compensation warrants to purchase 900,000 common shares for $45,000 in proceeds.

•	On February 15, 2012, the Company offered the holders of its $1.00 common stock purchase warrants issued in connection with a private placement the right to purchase two common shares for each $1.00 warrant for a limited time. Through March 31, 2012, the holders of 621,500 such warrants exercised, paid $621,500 in proceeds and received 1,243,000 common shares. The unexercised remaining quantity of this class of warrant to purchase 8,609,500 common shares at $1.00 per share remain outstanding for the balance of their original two year terms.

Ruby Creek Resources, Inc.

(An Exploration Stage Company)

February 29, 2012

The following common stock purchase options and warrants were outstanding as of February 29, 2012 with various expiration dates over the next five year period:

	Number of shares Issuable			Proceeds if Exercised
Compensatory warrant exercisable for shares to former CEO	875,000	(a)		$500,000
Compensatory warrants exercisable for shares to directors and related parties	1,975,000	(a)		717,500
Compensatory warrant/options exercisable for shares – others	650,000	(a)		122,500
Compensatory stock options – employment agreements	915,000	(a)	(b)	591,250
Shares issuable upon exercise of warrants - July 2009 private placement	100,000			5,000
Shares issuable upon conversion of 4,031,000 warrants issued in April 2010 private placement	2,015,500			1,007,750
Shares issuable upon conversion of 9,221,000 warrants issued in October 2010 private placement	9,221,000			9,221,000
Shares issuable upon conversion of 320,000 warrants issued in October 2011 private placement	160,000			240,000
8% Convertible Share Note – Gold Standard transaction	974,000			974,000
Total	16,885,500			$13,379,000

(a)	These securities include cashless exercise provisions. (b) Compensatory options include certain vesting provisions.

If all of the warrants and options were exercised we could receive an additional $11,447,750 in proceeds, excluding proceeds of $1,931,250 of securities with cashless exercise provisions. We cannot however predict if market conditions would be favorable, or that the various holders would exercise their rights even if the various exercise prices were lower than the market price of our shares.

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

Ruby Creek Resources, Inc.

(An Exploration Stage Company)

February 29, 2012

Results of Operations for the three months and six months ended February 29, 2012.

Mining Exploration and Operating Costs

During the three months and six months ended February 29, 2012, mining, exploration and operating costs were $429,340 and $802,802 respectively, as compared to $342,800 and $574,030 in the comparable periods of the preceding year. This is reflective of our activities following the acquisition of the mineral and mining rights to the Gold Standard and Mkuvia properties as well as activities to advance our progress towards commencing production. Specific activities included purchasing, retention and training of personnel, ongoing construction of our mining camp, equipment maintenance and repair and further developing our extraction techniques. Current periods include a $300,000 provision for the repair and refurbishment of equipment acquired in the Gold Standard transcation.

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

In order to support our exploration and mining activities we continue to improve and expand our base camp. This included upgrading our living quarters as well as our cooking and lavatory facilities. We will incur similar costs to improve the camp located on the Gold Standard property. We also incurred substantial costs for travel and transportation and food and supplies.  In preparation for commencing production we shifted approximately $83,000 from exploration to production costs while increasing our security costs by approximately $113,000 and our camp support facility costs by approximately $201,000 during the six months ended February 29, 2012 as compared to the six month period from the prior year.

Consulting Services

During the three months and six months ended February 29, 2012, we incurred $237,130 and $424,801, respectively, in consulting costs as compared to $99,873 and $192,807 in the comparable periods of the preceding year. We incurred consulting costs for a wide range of advisory and support services to assist us with our operations in Tanzania, to enhance our financing strategies and for other legal and administrative improvements. Of the total amount we incurred, $203,264 and $356,268 was satisfied through stock based compensation during the three months and six months ended February 29, 2012, respectively. During three months and six months ended February 28, 2011 of the total amount we incurred, $49,610 and $108,355 was satisfied through stock based compensation, respectively.

Interest and Financing Fees

During the three months and six months ended February 29, 2012 , we incurred approximately $157,627 and $863,586, respectively, in interest and financing fees as compared to $116,356 and $256,113 in the comparable periods of the preceding year. During the six months ended February 29, 2012, we incurred a non-cash interest charge of $615,600 arising from the conversion by the holders of the $1,026,000 Equipment Note issued in the acquisition of Gold Standard, Ltd. into 1,368,000 common shares.  This charge represented the intrinsic value of the conversion feature. The remaining amounts incurred in 2012 of $228,486 were non-cash charges for the accretion of debt discount related to the amounts due Handeni and Gold Standard and accrued interest of $19,500 on the Gold Standard Share Note.

Management Services

During three months and six months ended February 29, 2012, we incurred $359,210 and $673,660 respectively, in management services compared to $119,148 and $257,802 in the comparable periods of the preceding year. Of those amounts approximately $185,000 and $395,000, respectively, was paid in the form of stock based compensation for the three and six month periods end February 29, 2012. Of the total amount incurred during the three months and six month period ended February 29, 2011, approximately $47,000 and $134,000 was paid in the form stock based compensation. In these periods stock based compensation represented the fair value of compensatory stock options and warrants and common shares earned.

Ruby Creek Resources, Inc.

(An Exploration Stage Company)

February 29, 2012

General and Administrative, Professional Fees, and Shareholder Relations

During the three months and six months ended February 29, 2012, we incurred approximately $427,398 and $750,650, respectively, in General and Administrative, Professional Fees, and Shareholder Relations compared to $211,102 and $436,649 in the comparable periods of the preceding year. These expenses increased in a manner consistent with the increased complexity and scope of operations of the Company, travel and related costs, directors and officers insurance, additional support staff and facilities costs as well legal and other professional fees.

Impairment – Mineral Properties and Equipment

In connection with the Handeni litigation described in Note 7A – Litigation of Notes to Consolidated Financial Statements and Part II, Item 1. Legal Proceedings included elsewhere herein, the Company provided an impairment provision of $1,931,000, which is equal to the carrying value as of February 29, 2012 of the Mkuvia Properties ($6,796,000) acquired from Handeni, reduced by recorded liabilites to Handeni as of February 29, 2012 ($4,865,000). While we are confident that we will be successful in this litigation, we have recorded this non-cash impairment because of uncertainties associated with litigation and to reflect the potential impairment that could occur in the unlikely event we are not successful in this matter. Current periods also include a $300,000 provision for the impairment of equipment.

Net Loss

The net loss approximated $3,867,000 and $5,794,000 for the three month and six month periods ended February 29, 2012 as compared to $895,000 and $1,726,000 in the comparable periods of the preceding year.  Our net loss from inception of the Company on May 3, 2006 until February 29, 2012 approximated $13,786,000. Our net loss for the six months ended February 29, 2012 is attributable to the execution of our business plan to become a gold producing mining company.  For the six months ended February 29, 2012, stock based compensation for management services approximated $399,000, non-cash financing costs approximated $864,000, depreciation and amortization approximated $49,000, common stock issued for consulting services approximated $356,000, the non-cash impairment of the Mkuvia Project of $1,931,000 and impairment for equipment of $300,000 for an aggregate of $3,899,000 in non-cash costs included in results of operations. Of the Net loss, $21,500 was attributed to the 5% noncontrolling interest in the Gold Standard operations, which was acquired effective on November 29, 2011

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company is in the exploration stage and has not generated revenues since inception.  The Company has incurred significant losses from inception through February 29, 2012 of approximately $13,785,000, raising substantial doubt about the ability of the Company to continue as a going concern.  Further, as discussed in Note 7A – Litigation, the Company commenced litigation againt Handeni Gold Inc (formerly Douglas Lake Minerals, Inc) related to claims for breaches of contract and fraud related to the Mkuvia Property. Handeni Gold Inc. has filed an action against the Company seeking certain payments and removal or cerain asset restrictions. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary financing to settle outstanding debts, fund ongoing operating losses and to discover and successfully exploit economically recoverable mineral reserves on its resource properties and ultimately on the attainment of future profitable operations; and to the satisfactory outcome of the referenced litigation.  The Company has funded its operations with private equity and/or convertible debt financing and is in the process of identifying additional sources of capital from debt or equity sources. While management believes it has made significant progress on its plan of operations, additional working capital and capital funds will be required to finance the Company’s operations until commercial operations commence and positive cash flow can be achieved.  Management believes that additional financing will be available on terms acceptable to the Company. However, there can be no assurance of this, nor is there any assurance that commercial operations will be achieved. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Ruby Creek Resources, Inc.

(An Exploration Stage Company)

February 29, 2012

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

Ruby Creek Resources, Inc.

(An Exploration Stage Company)

February 29, 2012

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to certain material weaknesses in our internal control over interim financial reporting as of February 29, 2012, as described in our management’s report on internal control over financial reporting included in our annual report on Form 10-K for our fiscal year ended August 31, 2011, which deficiencies have not been remedied as of February 29, 2012.

Changes in Internal Control over Financial Reporting

Effective February 1, 2010, we retained an interim CFO. Effective on June 6, 2011 we retained a Controller who has since assumed the role of CEO. He is however, continuing to participate in estalishing controls over financial reporting processes and procedures. Further, we have retained additional accounting personnel in our Tanzanzian operation. We believe their participation has and will strengthen internal controls, and certain new controls have been installed or are in the process of being designed and implemented.  We believe that this did and will continue to improve and strengthen our internal controls over financial reporting.

Ruby Creek Resources, Inc.

(An Exploration Stage Company)

February 29, 2012

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

In connection with the agreements described in Notes 3a-3c to the Unauduited Consolidated Financial Statements included elsewhere herein related to the Mkuvia Gold Project, it has come to the Company’s attention that Handeni and Maita have been permitting a third party to continuously conduct prospecting activities and allegedly conveyed certain of the prospecting licenses and joint venture rights acquired as part of the Mkuvia transactions to third parties, at a date subsequent to the effective dates of the initial transaction, in violation of the Company’s ownership of exclusive mineral and mining rights.  Regarding this matter, Handeni has previously disclosed in its Form 10-Q for the quarter ended November 30, 2011 filed with the SEC on January 17, 2012, that it “is currently investigating through local counsel the registration particulars of prospecting licenses numbered 5664/2009 and 5669/2009, which form a part of the current Joint Venture Company project [which refers to the joint venture with Ruby Creek]. This investigation relates to the reported registration of prospecting licenses numbered 5664/2009 and 5669/2009 to a third party without the Company’s (Handeni’s) approval, in unclear circumstances.”  On February 8, 2012 the Company filed a Summons with Notice in the Supreme Court of the State of New York against Handeni (Douglas Lake Minerals, Inc. as the named defendant) for breach of contract, fraud and breach of fiduciary duty in connection with the violation of the joint venture agreements. The relief sought was for compensatory and consequential damages in the amount of $10 million. On April 2, 2012, the Company further filed a Complaint in the Supreme Court of the State of New York against Handeni (Douglas Lake Minerals, Inc. as the named defendant). In that complaint the Company is seeking damages caused by Handeni for their violation of the parties’ agreements and for fraud. The Company is seeking $17,000,000 in damages, exclusive of interest, costs and legal fees. As a consequence of the foregoing, the Company has not obtained an initial mining license on the Mkuvia property nor received the required environmental study which would have triggered a series of payments. Further, as a result of Handeni’s breaches, the Comapany has not made a $450,000 payment originally due on June 1, 2011 to Handeni pursuant to the May 24, 2010 agreement, among other things.  In the opinion of the Company’s Tanzanian counsel, the Company has good interest in the prospecting licenses (“PL”) free and clear of any liens and encumbrances and under Tanzanian law any dealings relating to the PL’s and the joint venture rights made subsequent to the dates when the Commissioner of the Ministry of Energy and Mining issued the Certificates of Acknowledgment of the joint venture agreements would not be recognized and they would not affect the rights of the Company in the PL’s. Further, counsel advises that there are no provisions under Tanzanian law in relation to mineral rights which would permit the PL’s to be forfeited or otherwise withdrawn in the event of a change of ownership.

On February 23, 2012, Handeni filed a Notice of Claim against the Company in the Supreme Court of British Columbia claiming breaches of the agreements between the parties and seeking (i) payments as stipulated in the preceding paragraph of $450,000, (ii) 20% of certain private placement proceeds received by the Company ($917,100), (iii) consent of the Company to remove the restrictive resale legend affixed to the 4,000,000 common shares of the Company issued as partial consideration for the properties.and (iv) the right to market and sell the property to third parties. These amounts are included in the liabilities discussed in the next paragraph which have been offset in the determination of the impairment.

Management believes that the Company has suffered significant damages and while it is confident of the merits of its position and that the Company will ultimately be successful in its lawsuit, management has provided an impairment of the Mkuvia assets acquired offset by the recorded amount of the corresponding liabilities, to a nominal value of $1 as of February 29, 2012. A charge of $1,930,682 is reflected in the Company’s results of operations for the three and six month periods ended Februay 29, 2012. Offsetting the liabilities to Handeni is appropriate and consistent with the position of impairing the assets, since the obligation to make any payments is tied to proper title to the assets purchased.

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

Ruby Creek Resources, Inc.

(An Exploration Stage Company)

February 29, 2012

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

February 29, 2012

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

None.

Ruby Creek Resources, Inc.

(An Exploration Stage Company)

February 29, 2012

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

RUBY CREEK RESOURCES, INC.

/s/ Daniel Bartley
David Bartley
Chief Executive Officer

Dated: April 20, 2012

/s/ Myron Landin
Myron Landin, CPA
Chief Financial Officer

Dated: April 20, 2012

-29-