Form 10-Q
period 2012-05-31
Ruby Creek Resources, Inc.
filed 2012-07-23
CIK 1379810

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 47,744,749 shares of common stock as July13, 2012.

RUBY CREEK RESOURCES, INC.

Quarterly Report on Form 10-Q for the Quarterly Period Ended May 31, 2012

FORWARD-LOOKING STATEMENTS

This Form 10-Q for the quarterly period ended May 31, 2012 contains forward-looking statements that involve risks and uncertainties.  Forward-looking statements in this document include, among others, statements regarding our capital needs, business plans and expectations.  Such forward-looking statements involve assumptions, risks and uncertainties regarding, among others, the success of our business plan, availability of funds, government regulations, operating costs, our ability to achieve significant revenues, our business model and products and other factors.  Any statements contained herein that are not statements of historical fact may be deemed forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology.  In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties set forth in reports and other documents we have filed with or furnished to the SEC.  These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this document.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  The forward-looking statements in this document are made as of the date of this document and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

Ruby Creek Resources, Inc.

 Table of Contents

May 31, 2012

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets – May 31, 2012 and August 31, 2011	4
	Consolidated Statements of Operations –Three Months and Nine Months ended May 31, 2012 and 2011 and cumulative to date	5
	Consolidated Statement of Equity – Inception (May 3, 2006) to May 31, 2012	6
	Consolidated Statements of Cash Flows - Nine Months ended May 31, 2012 and 2011and cumulative to date	7
	Notes to Consolidated Financial Statements	8-17
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 2.	Unregistered Sales of Equity Securities	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits	28
Signatures		28

RUBY CREEK RESOURCES, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31,	August 31,
	2012	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$47,175	$1,836,877
Prepaid expenses and other current assets	212,890	259,768
Total current assets	260,065	2,096,645

PROPERTY AND EQUIPMENT, net of accumulated depreciation of
$163,035 and $42,123 , respectively	2,408,429	312,729

MINERAL PROPERTIES	2,377,988	7,141,800

TOTAL ASSETS	$5,046,482	$9,551,174

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$558,879	$404,941
Installment loan payable	20,288	11,042
Due to Handeni Gold, net of discount	-	1,864,340
Convertible note payable, current, net of discount	549,487	-
Due to related parties	62,037	82,612
Total current liabilities	1,190,691	2,362,935

LONG-TERM LIABILITIES
Due to Handeni Gold, net of discount	-	2,817,692
Convertible note payable, net of discount	321,991	-
Due to Mkuvia Maita, net of discount	325,205	-
Deferred income taxes payable	405,000	-
Total long-term liabilities	1,052,196	2,817,692

COMMITMENTS AND CONTINGENCIES (Note 7)

TOTAL LIABILITIES	2,242,887	5,180,627

EQUITY
Common stock, 500,000,000 shares authorized, par value $0.001;
47,712,949 and 39,576,978 shares issued and outstanding, respectively	47,713	39,577
Additional paid-in capital	18,166,002	12,397,133
Deferred compensation	(78,613)	(104,691)
Comprehensive income from foreign currency translation	49,087	29,524
Deficit accumulated during the exploration stage	(15,403,794)	(7,990,996)
Total stockholders' equity	2,780,395	4,370,547
Noncontrolling interest	23,200	-

Total Equity	2,803,595	4,370,547

TOTAL LIABILITIES AND EQUITY	$5,046,482	$9,551,174

See accompanying notes to unaudited consolidated financial statements.

RUBY CREEK RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					for the Period
					from
					May 3, 2006
					(Inception) to
	Three Months Ended May 31,		Nine Months Ended May 31,		May 31,
	2012	2011	2012	2011	2012

EXPENSES
Mineral exploration and operating costs	$695,841	$386,166	$1,498,643	$960,196	$3,002,583
Consulting services	164,957	436,007	589,758	628,814	2,212,665
Depreciation	72,419	13,399	120,961	22,419	163,084
Interest and financing fees	66,823	124,265	930,410	380,378	2,506,179
Management services	193,740	576,345	867,400	834,147	2,291,206
General and administrative	474,794	228,755	1,225,444	665,405	3,047,894

Total expenses	1,668,574	1,764,937	5,232,616	3,491,359	13,223,612

LOSS BEFORE OTHER ITEMS	(1,668,574)	(1,764,937)	(5,232,616)	(3,491,359)	(13,223,612)

OTHER INCOME (EXPENSE)
Impairment - Mineral Properties	-	-	(1,930,682)	-	(1,930,682)
Impairment - Equiment	-	-	(300,000)	-	(300,000)
	-	-	(2,230,682)	-	(2,230,682)

NET LOSS	(1,668,574)	(1,764,937)	(7,463,298)	(3,491,359)	(15,454,294)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	29,000	-	50,500	-	50,500

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	(1,639,574)	$(1,764,937)	$(7,412,798)	$(3,491,359)	$(15,403,794)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.03)	$(0.05)	$(0.17)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING, BASIC AND DILUTED	47,256,533	35,942,390	43,789,799	29,843,842

See accompanying notes to unaudited consolidated financial statements.

RUBY CREEK RESOURCES, INC.

(An Exploration Stage Company)

Consolidated Statement of Equity (Deficit)
From May 3, 2006 (Date of Inception) to May 31, 2012

							Comprehensive
			Additional	Deferred	Non-	Deficit Accumulated During	Income (Loss) From Foreign	Total
	Common Stock		Paid-in	Compensation	Controlling	Exploration	Exchange	Equity
	Shares	Amount	capital	Expense	Interest	Stage	Translation	(Deficit)

Balance - May 3, 2006 (Date of Inception)	-	$-	$-	$-		$-	$-	$-
August 31, 2006 - issuance of common shares for cash at $0.01 per share	4,500,000	4,500	40,500	-	-	-	-	45,000
August 31, 2006 - issuance of common shares for cash at $0.05 per share	2,970,000	2,970	145,530	-	-	-	-	148,500
August 31, 2006 - issuance of common shares for cash at $0.10 per share	867,000	867	80,833	-	-	-	-	81,700
August 31, 2006 - donated rent and management services	-	-	3,000	-	-	-	-	3,000
Net loss	-	-	-	-	-	(19,696)	-	(19,696)
Balance - August 31, 2006	8,337,000	8,337	269,863	-	-	(19,696)	-	258,504
September 5, 2006 - cash received for stock subscription	-	-	5,000	-	-	-	-	5,000
Net loss	-	-	-	-		(127,497)	-	(127,497)
Balance - August 31, 2007	8,337,000	8,337	274,863	-	-	(147,193)	-	136,007
Net loss						(96,974)	-	(96,974)
Balance - August 31, 2008	8,337,000	8,337	274,863	-	-	(244,167)	-	39,033
July 23. 2009 - issuance of common shares for cash at $0.05 per share	400,000	400	14,600	-	-	-	-	15,000
Stock based compensation	-	-	24,547	-	-	-	-	24,547
Net loss	-	-	-	-	-	(207,877)	-	(207,877)
Balance - August 31, 2009	8,737,000	8,737	314,010	-	-	(452,044)	-	(129,297)
November 6, 2009 - issuance of common shares for related party debt at $0.05 per share	1,000,000	1,000	49,000	-	-	-	-	50,000
December 24, 2009 to February 19, 2010 - issuance of common shares for cash at $0.125 per share	1,600,000	1,600	198,400	-	-	-	-	200,000
February 1, 2010 - issuance of common shares for services at $0.20 per share	110,000	110	21,890	-	-	-	-	22,000
December 22, 2009 to January 22, 2010 - issuance of common shares and warrants for finance fee	180,000	180	61,120	-	-	-	-	61,300
Fair value - beneficial conversion feature, warrants and discount in connection with issuance of 11% convertible notes	-	-	100,000	-	-	-	-	100,000
March 3, 2010 - issuance of common shares for finance fee @ $0.25 per share	10,000	10	2,490	-	-	-	-	2,500
March 23, 2010 - issuance of common shares for bridge loan default conversion at $0.05 per share	1,544,877	1,545	75,699	-	-	-	-	77,244
December 22, 2009 to March 23, 2010 - common shares issued for interest on bridge loan @ $0.05 per share		-		-	-	-		-
March 23, 2010 - fair value of warrants on default of bridge loan	-	-	787,369	-	-	-	-	787,369
April 3, 2010 to May 31, 2010 - issuance of common shares for cash at $0.25 per share				-	-	-		-
June 4, 2010 - issuance of common stock for services at $0.35 per share	50,000	50	19,450	-	-	-	-	19,500
June 30, 2010 - Issuance of common stock for services at $0.25 per share	8,608	9	2,143	-	-	-	-	2,152
July 26, 2010 - Issuance of common stock for services at $0.25 per share	30,000	30	7,470	-	-	-	-	7,500
April 3, 2010 to August 26, 2010 - issuance of common shares for cash at $0.25 per share	5,356,000	5,356	1,333,644	-	-	-	-	1,339,000
August 16, 2010 - Issuance of common stock on exercise of options	101,427	101	3,445	-	-	-	-	3,546
August 27, 2010 - Issuance of common stock for mineral property	4,000,000	4,000	2,116,000	-	-	-	-	2,120,000
Stock based compensation	-	-	628,293	-	-	-	-	628,293
Comprehensive income - foreign exchange translation	-	-	-	-		-	890	890
Net loss	-	-	-	-	-	(2,544,627)	-	(2,544,627)
Balance - August 31, 2010	22,727,912	22,728	5,720,423	-	-	(2,996,671)	890	2,747,370
October 18, 2010 to August 24, 2011 - issuance of common shares for cash at $0.50 per share	9,231,000	9,231	4,606,269	-	-	-	-	4,615,500
Exercises of warrants issued in private placements for cash	595,000	595	206,905	-	-	-	-	207,500
Issuance of common stock for services at $0.25-$0.50 per share	291,755	292	143,706	-	-	-	-	143,998
Issuance of common stock in connection with employment agreement at $0.50 per share	200,000	200	99,800	(83,333)		-	-	16,667
Issuance of common stock in connection with consulting agreement at an average of $0.87 per share	200,000	200	172,800	(173,000)		-	-	-
Cashless exercise of warrants issued in consulting arrangements	571,311	571	(571)	-	-	-	-	-
Convertible notes - related parties and accrued interest converted at $0.05 per share	2,220,000	2,220	108,780	-	-	-	-	111,000
Exercise of warrant issued in connection with bridge loan default	1,500,000	1,500	73,500	-	-	-	-	75,000
Exercise of warrants issued in connection 11% convertible debentures	2,000,000	2,000	98,000	-	-	-	-	100,000
Exercise of warrants issued in consulting arrangements	40,000	40	1,960	-	-	-	-	2,000
Amortization of deferred compensation expense	-	-	-	151,642	-	-	-	151,642
Stock based compensation	-	-	1,165,561	-	-	-	-	1,165,561
Comprehensive income - foreign exchange translation	-	-	-	-	-	-	28,634	28,634
Net loss	-	-	-	-		(4,994,325)	-	(4,994,325)
Balance - August 31, 2011	39,576,978	39,577	12,397,133	(104,691)	-	(7,990,996)	29,524	4,370,547

October 6, 2011 to November 16, 2011 - issuance of common shares for cash at $0.75 per share	320,001	320	239,680	-	-	-	-	240,000
Exercise of warrants issued in private placements for cash	2,325,500	2,325	1,005,426	-	-	-	-	1,007,751
Cashless exercise of warrants issued in consulting arrangements	1,164,603	1,165	(1,165)	-	-	-	-	-
Issuance of common stock for services at $0.50-$1.30 per share	467,867	468	385,164	(142,500)	-	-	-	243,132
Shares issued on acquisition of Gold Standard	1,200,000	1,200	1,438,800	-	-	-	-	1,440,000
Intrinsic value of conversion feature of convertible notes	-	-	810,400	-	-	-	-	810,400
Issuance of common share on exercise of compensation warrants for cash	900,000	900	44,100	-	-	-	-	45,000
Exercise of warrants issued in connection with bridge loan default	390,000	390	97,110	-	-	-	-	97,500
Amortization of deferred compensation expense	-	-	-	168,578	-	-	-	168,578
Issuance of common stock for conversion of Mining Equipment Note, net of fair value adjustment	1,368,000	1,368	1,024,632	-	-	-	-	1,026,000
Stock based compensation	-	-	798,422	-	-	-	-	798,422
Non-controlling interest	-	-	(73,700)	-	73,700	-	-	-
Comprehensive income - foreign exchange translation	-	-	-	-	-	-	19,563	19,563
Net loss attributable to non-controlling interest - nine months ended May 31, 2012	-	-	-	-	(50,500)	-	-	(50,500)
Net loss attributable to common shareholders - nine months ended May 31, 2012	-	-	-	-	-	(7,412,798)	-	(7,412,798)

Balance - May 31, 2012 (Unaudited)	47,712,949	$47,713	$18,166,002	$(78,613)	$23,200	$(15,403,794)	$49,087	$2,803,595

See accompanying notes to unaudited consolidated financial statements.

RUBY CREEK RESOURCES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative
			for the Period
			from
			May 3, 2006
			(Inception) to
	Nine Months Ended May 31,		May 31,
	2012	2011	2012

Cash Flows From Operating Activities
Net loss attributable to common shareholders	$(7,412,798)	$(3,491,359)	$(15,403,794)
Net loss attributable to noncontrolling interest	(50,500)	-	(50,500)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation	120,961	47,419	163,082
Impairment - Mineral Properties	1,930,682	-	1,940,453
Impairment - Equipment	300,000	-	300,000
Donated services	-	-	3,000
Interest and financing fees, including discount accretion	891,333	372,942	2,450,607
Common stock issued for services	411,710	100,999	736,503
Stock based compensation	798,422	897,440	2,616,823
Net changes in noncash working capital items:
(Increase) - Prepaid expenses	46,877	(14,831)	(190,892)
Increase - Accounts payable	173,501	63,196	639,466
(Decrease) Increase - Due to/from related parties	(20,575)	48,023	112,037
Net cash flows (used in) operating activities	(2,810,387)	(1,976,171)	(6,683,215)

Cash flows from investing activities
Purchase of equipment	(140,660)	(171,962)	(495,513)
Mineral properties and deposits	(238,151)	(331,035)	(1,193,551)
Net cash flows (used in) investing activities	(378,811)	(502,997)	(1,689,064)
		-
Cash flows from financing activities		-
Issuance of common shares for cash - private placements	240,000	4,300,000	6,689,700
Exercise of private placement warrants for cash	1,007,751	309,500	1,392,251
Exercise of warrant issued in connection with bridge loan for cash	97,500	-	97,500
Exercise of compensation warrants for cash	45,000	-	45,000
Installment loan - proceeds	22,823	22,084	64,407
Installment loan - repayments	(13,578)	(14,077)	(44,404)
Bridge loan - related party	-	-	75,000
Convertible notes - related parties	-	-	100,000
Net cash flows provided by financing activities	1,399,496	4,617,506	8,419,454

Net increase (decrease) in cash	(1,789,702)	2,138,338	47,175

Cash - beginning of period	1,836,877	325,756	-

Cash - end of period	$47,175	$2,464,094	$47,175

Supplemental disclosures
Interest paid	$-	$289	$517
Taxes paid	$-	$-	$-
Conversion of related party debt to shares and warrants	$-	$-	$127,244
Conversion of related party convertible notes and accrued interest to common shares	$-	$111,000	$111,000
Mineral properties acquired - short-term payments	$-	$-	$1,100,000
Mineral properties acquired - long-term payments, net of discount	$-	$-	$3,576,170
Noncontrolling interest	$73,700	$-	$73,700
Mineral properties acquired - fair value of common shares issued	$1,440,000	$-	$3,560,000
Convertible notes issued for property and equipment	$2,000,000	$-	$2,000,000
Assets acquired for assumed liability	$325,205	$-	$325,205
Deferred income tax liability	$405,000	$-	$405,000

See accompanying notes to unaudited consolidated financial statements.

Ruby Creek Resources, Inc.

Notes to Consolidated Financial Statments

(An Exploration Stage Company)

May 31, 2012

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company is in the exploration stage and has not generated significant revenues since inception.  The Company has incurred significant losses from inception through May 31, 2012 of approximately $15,454,000 and is currently seeking funding necessary to continue its current activities and commence commercial operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Further, as discussed in Note 7A – Litigation, the Company commenced litigation againt Handeni Gold Inc (formerly Douglas Lake Minerals, Inc) related to claims for breaches of contract and fraud related to the Mkuvia Property. Handeni Gold Inc. has filed a counterclaim against the Company seeking certain payments and removal of certain asset restrictions. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary financing to settle outstanding debts, fund ongoing operating losses and to discover and successfully exploit economically recoverable mineral reserves on its resource properties and ultimately on the attainment of future profitable operations; and to the satisfactory outcome of the referenced litigation. The Company has funded its operations with private equity, advances from related parties and/or convertible debt financing and is in the process of identifying additional sources of capital from debt or equity sources. Additional working capital and capital funds will be required to finance the Company’s operations until commercial operations commence and positive cash flow can be achieved. However, there can be no assurance of this, nor is there any assurance that commercial operations will be achieved. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been   omitted pursuant to such rules and regulations. However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements for the year ended August 31, 2011 included in the Company's annual report filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K which was filed with the SEC on December 14, 2011.  In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented, consisting solely of normal recurring adjustments, have been made.  Operating results for the three and nine month periods ended May 31, 2012 are not necessarily indicative of the results that may be expected for the year ending August 31, 2012.

Ruby Creek Resources, Inc.

Notes to Consolidated Financial Statments

(An Exploration Stage Company)

May 31, 2012

(Unaudited)

NOTE 1 - Organization and Summary, continued

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies for fiscal years beginning after December 15, 2011, with early adoption permitted. In December 2011, the FASB issued an update to ASU No. 2011-05. The update, ASU No. 2011 -12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU No. 2011-12”), defers the effective date of certain presentation requirements within ASU No. 2011-05. The Company does not expect that the adoption of ASU 2011-05 will have an impact on its consolidated results of operations, financial condition or cash flows, as it only requires a change in the format of the Company’s current presentation.

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles – Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment” (“ASU No. 2011-08”), which amends guidance for goodwill impairment testing. The amendment allows entities to first assess qualitative factors in determining whether the fair value of a reporting unit exceeds its carrying value. If an entity concludes from this qualitative assessment that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then performing a two-step impairment test is unnecessary. ASU No. 2011-08 will be effective for public companies for fiscal years beginning after December 15, 2011. The Company does not expect that the adoption of ASU 2011-08 will have an impact on its consolidated results of operations, financial condition or cash flows.

There are no other recent pronouncements issued which are expected to have a material effect on the Company’s consolidated financial statements.

NOTE 2 – Property and Equipment

Property and equipment consists of the following at May 31, 2012 and August 31, 2011:

	May 31, 2012
	Cost	Accumulated Depreciation	Net Book Value
Vehicles	$523,935	$46,334	$477,601
Computer equipment	14,152	7,342	6,810
Exploration and mining equipment	2,187,624	45,294	2,142,331
Furniture and fixtures	30,937	16,241	14,696
Camp facilities	114,816	47,824	66,992
	2,871,464	163,035	2,708,429
Less: Impairment provision	300,000	-	300,000
	$2,571,464	$163,035	$2,408,429

	August 31, 2011
	Cost	Accumulated Depreciation	Net Book Value
Vehicles	$112,282	$6,915	$105,367
Computer equipment	9,432	4,509	4,923
Exploration and mining equipment	116,165	342	115,823
Furniture and fixtures	28,458	8,878	19,580
Camp facilities	88,515	21,479	67,036
	$354,852	$42,123	$312,729

Ruby Creek Resources, Inc.

Notes to Consolidated Financial Statments

(An Exploration Stage Company)

May 31, 2012

(Unaudited)

NOTE 2 – Property and Equipment, continued

The Company has recorded an impairment for equipment acquired in the Gold Standard transaction discussed in Note 3c ($200,000) and, as a result of the Handeni litigation discussed in Note 7A – Litigation, for the Mkuvia Project related camp facilities ($100,000).

NOTE 3 - Mineral Properties

Mineral property acquisition costs, advance payments and deposits consist of the following as of May 31, 2012 and August 31, 2011:

	May 31, 2012	August 31, 2011

Mkuvia Gold Project – mineral and mining rights	$6,796,170	$6,796,170
Mkuvia Gold Project – mineral and mining rights – provision for impairment	(6,796,169)	-
Kapinga Property - advance payment and deposit	102,128	60,000
Gold Standard –mineral and mining rights	2,044,205	250,000
Other properties - advance payments and deposits	231,654	35,630
	$2,377,988	$7,141,800

(a)	The Company entered into the following transactions with respect to the Mkuvia Project:

(i)	On November 7, 2009, a Purchase Agreement (the “Agreement”) with Handeni Gold Inc. (“Handeni”),(formerly Douglas Lake Minerals, Inc.), for the right to acquire and develop a 70% interest in 125 square kilometeres of the Handeni’s Mkuvia property;
(ii)	On March 7, 2010, a Tanzanian joint venture company ("RCRTz") was formed for the ownership and management of the 125 square kilometer aforementioned property. A second Joint Venture Agreement (the "JVA") was entered into by the parties with respect to an additional 255 square kilometers. The JVA provides that a 5% interest in the entire project shall vest in the seller when RCRTz obtains a mining license over a portion of the area covered by the prospecting licenses.
(iii)	On May 24, 2010 (effective on June 16, 2010), the Company acquired the exclusive mineral and mining rights to the additional 255 square kilometers of the Mkuvia property from Handeni.

The original aggegate purchase price of $9,000,000 was recorded in the amount of $6,796,170 as the sum of cash paid, the present value of future payments and the fair value of restricted shares of Company common stock issued. The series of future payments in the gross amount of $4,700,000 was recorded at their aggregate fair value of $3,576,170 determined utilizing a discount rate of 12% per annum that resulted in a discount to the purchase price of $1,123,830. Four million restricted shares of Company common stock issued with an agreed upon contractual value of $3,200,000 had a fair value of $2,120,000 which resulted in a further discount of the purchase price of $1,080,000. With respect to the future payments, the Company recorded accretion reflected as interest expense in its results of operations. Interest expense for the three and six month periods ended February 29, 2012 (the date of determination in the following paragraph) include amortization of $90,359 and $183,455, respectively, of this debt discount. No related interest expense was recorded in the three months ended May 31, 2012.

Reference is made to Note 7A – Litigation, regarding the litigation commenced by the Company against Handeni related to the Company’s various claims for breaches of contract and fraud. As discussed more fully in Note 7A, the Company has impaired the net carrying value of the Mkuvia Project to $1, resulting in a net loss of $1,930,862, which represents the recorded asset value reduced by the accreted value of the amount owing as of February 29, 2012. The contractual obligations relating to the acquisition of the Mkuvia project have also been written off consistent with the position of impairing the asset, since the obligation to make any payments is tied to receiving title to the assets purchased. While management believes that it will ultimately be successful in its lawsuit it believes that recording the impairment is necessary given the damages believed to be suffered by the Company as a result of the allegations of Handeni’s breaches and fraud.

(b)     On September 9, 2010, as amended effective on February 14, 2011 and September 9, 2011, the Company signed an agreement with Carlos JK Kapinga (“CJKK”, the property rights owner), whereby the Company was granted the exclusive right to acquire the mineral and mining rights to the 350 sq km Kapinga property. On August 23, 2011 the transfer of 100% ownership of one of the prospecting licenss from CJKK to Ruby Creek Gold (Tanzania) Limited was recorded with the Commissioner for Minerals of the Ministry of Energy and Minerals as part of the foregoing transaction.

Ruby Creek Resources, Inc.

Notes to Consolidated Financial Statments

(An Exploration Stage Company)

May 31, 2012

(Unaudited)

NOTE 3 - Mineral Properties, continued

The aforementioned arrangement includes the following terms and conditions:

●	The purchase price is $155,000 plus 75,000 shares of the Company’s common stock, against which payments approximating $100,000 made through May 31, 2012 plus any subsequent payments will be applied. Any unpaid balance and the share issuance will be completed upon satisfactory transfer of the remaining prospecting licenses (three prospecting licenses in total) deemed necessary to transfer 100% ownership of all property rights to the Company;
●	The Kapinga mineral and mining rights cover the 350 square kilometer Kapinga property; and
●	Within 30 days of the issuance of the first mining license on the Kapinga properties, an additional payment of $100,000 and 75,000 shares of common stock of the Company plus within six months of that date a final payment of $100,000 in cash or common stock of the Company valued at $100,000, at the Company’s option.

All of the Company’s properties are located in the Liwale and Nachingwea Districts, Lindi Region of the United Republic of Tanzania.

(c)    Effective January 12, 2011,   the Company entered into transactions with Gold Standard Ltd. (“GSL”) and Gold Standard Tanzania Ltd, (“GSTL”).  The GSL transaction was for the purchase of a 95% share (the “Shares”) of GSTL whose assets include a 10 year, 10 square kilometer mining license issued in September 2010, two Prospecting License Joint Ventures of 39 and 89 square kilometers, a Regional Environmental Report on the combined 128 square kilometer property and an established mining camp. The property is immediately adjacent to and on the west-northwest border of the Gold Plateau Project, specifically the Mkuvia 1 property acquired in November 2009. The GSTL transaction was for the purchase of mining equipment (the “Equipment”).

On July 18, 2011, as amended and closed on November 29, 2011, the Company, GSTL, GSL and Robert Moriarty (with respect to representations and warranties and cooperation only) entered into a Purchase Agreement (the “APA”) which replaced in their entirety the agreements dated January 12, 2011 referred to in the preceding paragraph. Pursuant to the APA, the Company acquired the identical assets and assumed the identical liabilities for an aggregate purchase price of $3,540,000 plus assumed liabilities.  The APA consideration consisted of:

●	$100,000;
●	1,200,000 shares of the restricted common stock of the Company with a fair value of $1.20 per share;
●	Issuance of a $1,026,000 Convertible Mining Equipment Note; and (the “Mining Equipment Note”); and
●	Issuance of a $974,000 Convertible Shares Note (the “Share Note”).

The principal balances of the Share Note and Mining Equipment Notes are payable in three equal tranches each aggregating $666,667 six, twelve and eighteen months after closing, plus accrued interest. Each note bears interest at 8% per annum on the declining balance. The Company may elect to pay the interest in cash or in common shares of the Company.  For this purpose common shares will be valued at the volume average weighted price per share as defined in the APA on the payment due date. Until paid in full, the holder may elect to receive payment of any portion of interest and/or principal in restricted common shares of the Company with a conversion price of $0.75 per share with respect to the Mining Equipment Note and accrued interest and $1.00 per share with respect to the Share Note and accrued interest. The unpaid balance of the Mining Equipment Note and accrued interest is convertible at the holder’s option at any time. Also at the holder’s option, $324,667 plus accrued interest of the Share Note is convertible on inception to the day prior to the due date of the first payment (May 26, 2012), $324,667 plus accrued interest is convertible between May 26, 2012 and the day prior to the due date of the second payment (November 26, 2012) and any remaining principal plus accrued interest is convertible between November 26, 2012 and maturity. In each case the conversion amount may be reduced by amounts that can be offset by the Company against the Share Note per the indemnification and hold harmless obligations of GSL and Robert Moriarty per terms of the APA. The Company has not made the payment due on May 26, 2012 and is currently in discussions for the satisfaction of this payment with the seller.

On the closing date:

i.	The intrinsic value of the conversion feature of the Equipment Note of $615,600 was reflected as a discount of the Equipment Note and as an addition to Additional paid-in capital, resulting in an effective interest rate of 31.8% on the convertible note;
ii.	The intrinsic value of the conversion feature of the Share Note of $194,800 was reflected as a discount of the Share Note and as an addition to Additional paid-in capital resulting in an effective interest rate of 31.8% on the convertible note;
iii.

The net liability assumed in the transaction of $395,000, which is payable in scheduled non-interest bearing future payments,

was recorded at its present value using a discount rate of 8% per annum. The resulting discount of $69,795 was recorded as a reduction of the assets acquired.

iv.	The carrying value of mineral property was grossed up by an estimated Tanzanian deferred tax liability in the amount of $405,000, resulting from the excess of book value over tax value of mineral and mining rights of GST.

Ruby Creek Resources, Inc.

Notes to Consolidated Financial Statments

(An Exploration Stage Company)

May 31, 2012

(Unaudited)

NOTE 3 - Mineral Properties, continued

 The Company recorded the allocation of the purchase price of the assets acquired as follows:

Mineral properties	$2,044,205
Mining and exploration equipment	2,426,000
Deferred income taxes	(405,000)
$4,065,205

The Company is in the process of evaluating its estimates of the allocation of the aggregate purchase price among Mineral properties and Mining and exploration equipment.

The Company recorded the allocation of the debt assumed as follows:

Mineral properties	$325,205

Effective on November 29, 2011, GSL elected to convert the Equipment Note to shares of the Company. The Company issued 1,368,000 of its common shares and recorded $615,600 as non-cash accretion interest expense in its results of operations for the nine months ended May 31, 2012.

On April 6, 2011, the Company and Maita, the original owner of the mining license and other rights to be acquired in the GSL transaction, entered into a settlement agreement pursuant to which the Company satisfied certain GSL obligations to Maita. The Company paid $200,000 on execution of the settlement agreement, which was applied to an original $595,000 obligation assumed in the aforementioned GSTL transaction. In consideration of this payment, the Company assumed certain of Maita’s security interests in the GSL assets that existed at that time, Maita withdrew a joint venture termination notice that he had caused to be issued to GSL, delivered the mining license to counsel to be held in escrow and to be delivered to the Company upon closing the GSL transaction and agreed to cooperate in the physical transfer of certain GSL and GSTL assets physically in his possession. As a result of the consummation of the GSL transaction on November 29, 2011, the mining license was released to the Company.

(d)    The Company entered into transactions to acquire six additional properties with corresponding prospecting licenses or prospecting license applications pending. The purchase price of these properties aggregated $270,000, of which approximately $215,600 was paid as of May 31, 2012.  The balance of the purchase price of each transaction becomes due and payable upon the transfer of each prospecting license to the Company. These payments were for the acquisition of the Keigi property and corresponding prospecting license; the Tundura North property and the Tundura South Property and corresponding prospecting licenses.  The balance remaining due on these properties of $54,400 will be paid as the related prospecting licenses are issued in the Company’s name.

NOTE 4 - Bridge Loan

On December 22, 2009, the Company received $75,000 in proceeds of a bridge loan transaction (the “Bridge”) from a significant shareholder and advisor (currently a director) (“Holder”).  The loan bears interest at the rate of 12% per annum.  The loan agreement granted the holder the right to convert any portion of the balance plus accrued interest into common shares of the Company at a price of $0.125 per share.  The original January 22, 2010 due date of the Bridge was extended several times by mutual consent, ultimately to March 23, 2010.  In consideration of the loan and these extensions, the Company agreed to additional consideration in the form of units of common shares and additional warrants.  This additional consideration resulted in the issuance of an aggregate of 180,000 common shares and two year warrants to purchase an additional 390,000 common shares at $0.25 per share.  On March 23, 2010, the Company defaulted on the payment of interest and principal on the Bridge.  Upon occurrence of the default, the Holder converted the outstanding balance of the note ($75,000) and accrued interest ($2,244) into 1,544,877 shares of common stock of the Company at the contractual conversion price of $0.05 per share. In addition, as a result of this default, the Company was obligated to issue to the Holder a two-year warrant to purchase 1,500,000 common shares at an exercise price of $0.05 per share.  On November 30, 2010, the Holder exercised his conversion rights to the 1,500,000 common share default warrant. The Company received $75,000 and issued 1,500,000 restricted common shares.

Ruby Creek Resources, Inc.

Notes to Consolidated Financial Statments

(An Exploration Stage Company)

May 31, 2012

(Unaudited)

NOTE 5 -   Convertible Notes – Related Parties

On November 27, 2009, the Company issued two $50,000, 11% convertible notes for total proceeds of $100,000 to a significant shareholder and special advisor (and now a director) and to another significant shareholder.  These notes were due and payable on November 27, 2010.   In addition, each noteholder received a warrant to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.05 for a term of three years.  The Company calculated an associated beneficial conversion feature and discount in excess of the face value of $100,000, which amount was reflected as reduction to $0 of the face amount of these debentures on the date of the transaction.  The amount was determined using the relative fair value method.   The Company estimated the fair value of the warrant using the Black-Scholes option-pricing model with the following assumptions: an expected life of three years, a risk-free interest rate of 2.57%, and a dividend rate of 0% and an expected volatility of 116%. This discount was accreted to interest expense over the term of the debentures, and was reflected as a non-cash charge over the term of these notes.

On November 27, 2010, the holders of the convertible notes elected to convert these notes, plus an aggregate of $11,000 in accrued interest,into 2,220,000 shares of common stock at the conversion price of $0.05 per common share.

In the year ended August 31, 2011, the 2,000,000 warrants were exercised and the Company received proceeds of $100,000.

NOTE 6 - Other Related Party Transactions

The Company was indebted to the former Chief Executive Officer (“CEO”) (see Note 7B-f. ) and a director in the amount of $6,070 at May 31, 2012 and was due $1,150 at August 31, 2011. At May 31, 2012 and August 31, 2011, $30,000 and $49,580, respectively, was owing to a significant shareholder, director and special advisor for consulting services. At May 31, 2012 and August 31, 2011, the Company was indebted to a member of its board of directors elected on July 15, 2011, for director and legal fees (and a nominal amount of unreimbursed buisness expenses) incurred in the amount of $22,568 and $25,759, respectively. At May 31, 2012, $3,400 was owing to the CFO.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 7 – Commitments and Contingencies

A.	Litigation

In connection with the agreements described in Note 3a related to the Mkuvia Gold Project, it has come to the Company’s attention that Handeni and Maita have been permitting a third party to continuously conduct prospecting activities and allegedly conveyed certain of the prospecting licenses and joint venture rights acquired as part of the Mkuvia transactions to third parties, at a date subsequent to the effective dates of the initial transaction, in violation of the Company’s ownership of exclusive mineral and mining rights.  Regarding this matter, Handeni has previously disclosed in its Form 10-Q for the quarter ended November 30, 2011 filed with the SEC on January 17, 2012, that it “is currently investigating through local counsel the registration particulars of prospecting licenses numbered 5664/2009 and 5669/2009, which form a part of the current Joint Venture Company project [which refers to the joint venture with Ruby Creek]. This investigation relates to the reported registration of prospecting licenses numbered 5664/2009 and 5669/2009 to a third party without the Company’s (Handeni’s) approval, in unclear circumstances.”  On February 8, 2012, the Company filed a Summons with Notice in the Supreme Court of the State of New York against Handeni (Douglas Lake Minerals, Inc. as the named defendant) for breach of contract, fraud and breach of fiduciary duty in connection with the violation of joint venture agreements. The relief sought was for compensatory and consequential damages in the amount of $10,000,000. On April 2, 2012, the Company filed a Complaint in the Supreme Court of the State of New York against Handeni (Douglas Lake Minerals, Inc. as the named defendant). In that complaint the Company is seeking damages caused by Handeni for their violation of the parties’ agreements and for fraud. On May 21, 2012, Handeni filed an Answer and Counter claim in New York, as well as a request for the production of documents and a notice of depostion. On June 11, 2012 the Company filed its repsonse and objections and replies to counterclaims and on June 19, 2012 a first set of interrogatories to Handeni; and has produced documents in response to Handeni’s request. The Company is now seeking $17,000,000 in damages, exclusive of interest, costs and legal fees. As a consequence of the foregoing, the Company has not obtained an initial mining license on the Mkuvia property nor received the required environmental study that would have triggered a series of payments to Handeni. Further, as a result of Handeni’s breaches, the Company has not made a $450,000 payment originally due on June 1, 2011 pursuant to the May 24, 2010 agreement, among other things.  In the opinion of the Company’s Tanzanian counsel, the Company has good interest in the prospecting licenses (“PL”) free and clear of any liens and encumbrances and under Tanzanian law any dealings relating to the PL’s and the joint venture rights made subsequent to the dates when the Commissioner of the Ministry of Energy and Mining issued the Certificates of Acknowledgment of the joint venture agreements would not be recognized and they would not affect the rights of the Company in the PL’s. Further, counsel advises that there are no provisions under Tanzanian law in relation to mineral rights which would permit the PL’s to be forfeited or otherwise withdrawn in the event of a change of ownership.

Ruby Creek Resources, Inc.

Notes to Consolidated Financial Statments

(An Exploration Stage Company)

May 31, 2012

(Unaudited)

NOTE 7 – Commitments and Contingencies, continued

On February 23, 2012, Handeni filed a Notice of Claim against the Company in the Supreme Court of British Columbia claiming breaches of the agreements between the parties and seeking (i) payments as stipulated in the preceding paragraph of $450,000, (ii) 20% of certain private placement proceeds received by the Company ($917,100), (iii) consent of the Company to remove the restrictive resale legend affixed to the 4,000,000 restricted common shares of the Company issued as partial consideration for the properties.and (iv) the right to market and sell the property to third parties. These amounts are included in the liabilities discussed in the next paragraph which have been offset in the determination of the impairment. The Company has filed a Notice of Application with the Supreme Court of British Columbia to dismiss this matter in this court over jusidictional issues. A hearing has been scheduled on this matter for November 13, 2012.

Management believes that the Company has suffered significant damages and while it is confident of the merits of its position and that the Company will ultimately be successful in its lawsuit, management has provided an impairment of the Mkuvia assets acquired offset by the recorded amount of the corresponding liabilities, to a nominal value of $1 as of February 29, 2012. A charge of $1,930,682 is reflected in the accompanyng statement of operations for the nine month period ended May 31, 2012. Offsetting the liabilities to Handeni is appropriate and consistent with the position of impairing the assets, since the obligation to make any payments is tied to securing proper title to the assets purchased.

B. Commitments

a.	Effective June 4, 2010, the Company entered into an Advisory Agreement with Maita (“Advisor”), the original owner of the prospecting licenses of the Mkuvia property Project. The initial term of the agreement is for a three year period. The Advisor or the Company may terminate this Agreement at any time by giving the other party ninety (90) days prior written notice of termination. This Agreement may be renewed for successive one-year periods on mutually acceptable terms. Compensation is comprised of $1,000 for each Director’s meeting the Advisor attends and 300,000 shares of common stock of the Company as follows: 50,000 shares vested upon signing, 75,000 shares issuable on June 4, 2011; 75,000 shares issuable on June 4, 2012 and 100,000 shares on June 4, 2013. In the year ended August 31, 2010, the Company recognized $2,000 in fees paid and $19,500 in stock based compensation, which was the fair market value of the 50,000 shares issued. In the year ended August 31, 2011 the Company incurred $1,000 in fees under this arrangement. As result of matters described in Note 7A, the Company did not make the June 4, 2011 and 2012 share issuances.

b.	The Company entered into an arrangement with a company affiliated with a significant shareholder and current director for the use of a portion of its office space and facilities in New York City for a one year period commencing June 1, 2011 for a gross fee of $36,000. This amount was satisfied by the issuance of 48,000 common shares of the Company valued at $0.75 per share, the fair value at the date of the arrangement. This fee was recognized as rent expense ratably over the terms of each arrangement.

c.	On December 4, 2010, effective July 28, 2010, the Company entered into an employment agreement with a Director of Corporate Communications, Strategic and Technical Advisor with a term of two years, automatically renewable for successive one year terms unless terminated by either party on 60 days advance notice. The contractual annual salary is $93,600 plus bonuses at the discretion of the Board of Directors. The employee is entitled to 200,000 common shares of the Company, 100,000 vesting on commencement and 100,000 vesting six months thereafter. These shares had a fair market value of $100,000 on the date of grant. In addition, the employee was granted non-qualified stock options to purchase 300,000 shares of common stock, which vest at the rate of 37,500 options per quarter from the effective date. The options granted are exercisable at $0.60 per share and have a five year life. The Company estimated the fair value of the stock options to be $132,522 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of five years, risk-free interest rate of 0.61%, a dividend and forfeiture rate of 0% and a volatility of 143.7%. The amount is being amortized ratably over the initial expected two year term of service. Results of operation include stock based compensation in the amount of $29,065 and $87,195 for the three months and nine months ended May 31, 2012, respectively for these arrangements.

Ruby Creek Resources, Inc.

Notes to Consolidated Financial Statments

(An Exploration Stage Company)

May 31, 2012

(Unaudited)

NOTE 7 – Commitments and Contingencies, continued

d.	On December 16, 2010, effective on September 21, 2010, the Company entered into an Advisory Agreement with a Consultant to advise and provide assistance to Company management on matters relating to mining projects and properties in Tanzania and in surrounding regions. The initial term is for two years and may be renewed for successive one-year periods thirty days prior to any expiration. Compensation under the agreement is comprised of (i) $1,000 for any Director's meeting the Advisor attends at management's request and (ii) 100,000 shares of common stock of the Company issued on the effective date, 100,000 shares on June 1, 2011, 100,000 shares on January 1, 2012 and 100,000 shares on October 1, 2012. The initial 100,000 shares were valued at the closing market price on the OTC BB on their grant date of $0.70 per share. The June 1, 2011 100,000 shares were valued at the closing market price on the OTC BB on that date of $1.03 per share. The 100,000 common shares issued effective January 1, 2012 were valued at the closing market price on the OTC BB on that date of $1.30 per share. For the three and nine month periods ended May 31, 2012, $43,332 and $131,078 was expensed and a balance of $57,780 was included in deferred compensation at May 31, 2012.

e.	On April 29, 2011, effective May 1, 2011, the Company entered into an executive agreement with a significant shareholder and current member of its Board of Directors (“Director”) for advisory services with respect to strategic, financial and regulatory issues. The term of the agreement is two years, subject to termination for cause. The contractual base compensation is $6,000 per month, increasing to $9,000 per month immediately after the Company reports two consecutive quarters of positive cash flow from operations and further increasing to $12,000 per month immediately after the Company reports two consecutive quarters of positive net income. Bonuses are payable at the discretion of the Board of Directors. In addition, 200,000 shares of common stock are issuable upon the attainment of certain gold production levels as defined in the agreement and upon the attainment of the aforementioned operating results, up to an aggregate of 1,000,000 shares. Under the agreement, the director was granted non-qualified stock options to purchase 1,375,000 shares of common stock – 375,000 vesting on execution, and 250,000 vesting at the end of each successive six month period commencing on the effective date. The options include a cashless exercise provision. The options granted have an exercise price of $0.50 per share and a five year life. The Company estimated the fair value of the stock options to be $1,118,334 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of three and one half years, risk-free interest rate of 1.01%, a dividend and forfeiture rate of 0% and a volatility of 116.5%. The $305,276 value of the options vesting on grant was expensed on grant and the remainder is being amortized ratably over the two year vesting term. Results of operation include stock based compensation in the amount of $101,632 and $304,897 for the three and nine month periods ended May 31, 2012.

f.	On April 29, 2011, effective May 1, 2011, the Company entered into an executive agreement with the now former CEO. The term of the agreement was for two years. The contractual base compensation was $14,000 per month, with future increases based upon financial results. Under the agreement, the director was granted non-qualified stock options to purchase 1,375,000 shares of common stock - 375,000 vesting and exercisable on execution, and 250,000 becoming exercisable at the end of each successive six month period commencing on the effective date. The options include a cashless exercise provision. The options granted were exercisable at $0.50 per share and had a five year life. The Company estimated the fair value of the stock options to be $1,118,334 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of three and one half years, risk-free interest rate of 1.01%, a dividend and forfeiture rate of 0% and a volatility of 116.5%. The $305,276 value of the options vesting on grant was expensed, and the remainder was being amortized ratably over the two year vesting term. Results of operation include stock based compensation in the amount of $101,632 and $169,387 for the three month and nine month periods ended May 31, 2012. On Janaury 31, 2012, the Company and the former CEO entered into a consulting agreement expiring May 31, 2012, which terminated and superceded the executive agreement in its entirety. Under the consulting agreement the former CEO will receive $14,000 per month; retained 625,000 of his original options which became fully vested and are exercisable through May 1, 2014; and was granted additional options to purchase 250,000 common shares exercisable for three years at $0.75 per share. The Company estimated the fair value of the 250,000 stock options to be $120,773 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of two years, risk-free interest rate of 1.01%, a dividend and forfeiture rate of 0% and a volatility of 81.7%. These options include a cashless exercise provision and vest in the event that the agreement is not terminated for Cause, as defined in the agreement, prior to the end of the term of the consulting ageement. Duties include assistance with respect to overall strategy and strategic advice to the Board of Directors and officers in its relations in Tanzania and transaction assistance to the new CEO, only as directed in writing by the Board. Further, the former CEO is required to complete other corporate actions as stipulated in the agreement. No stock based compensation expense was required with respect to modification of the original options since the fair value of the modified options was less than the original options. On May 18, 2012, the Company terminated the former CEO for cause pursuant to his consulting agreement resulting in the cancellation of the 250,000, $0.75 stock options.

Ruby Creek Resources, Inc.

Notes to Consolidated Financial Statments

(An Exploration Stage Company)

May 31, 2012

(Unaudited)

NOTE 7 – Commitments and Contingencies, continued

g.	On June 27, 2011, effective on February 1, 2011, the Company entered into an agreement with a consultant to continue to assist management on a part time basis in the role of interim chief financial officer (“Consultant”) through May 31, 2012. Compensation for these services is at the rate of $4,800 per month based upon 40 hours per month plus additional compensation at the rate of $120 per hour in excess of 40 hours. The Consultant shall have the right to receive compensation in shares valued at $0.75 per share, at his option. This hourly rate shall increase to $200 per hour immediately after the Company reports two consecutive quarters of positive cash flow from operations. Under the agreement, the Consultant was granted non-qualified stock options to purchase 150,000 shares of common stock – 60,000 vesting on execution, and 7,500 vesting each month commencing on June 1, 2011 for the remaining term of the agreement. The options granted are exercisable at $0.75 per share and have a five year life. The options include a cashless exercise provision. The Company estimated the fair value of the stock options to be $114,889 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of three and one half years, risk-free interest rate of 1.04%, a dividend and forfeiture rate of 0% and a volatility of 116.5%. The $46,002 value of the options vesting on grant was expensed, and the remainder is being amortized ratably over the one year term. Results of operation include stock based compensation in the amount of $17,222 and $63,665 related to these options for the three months and nine months ended May 31, 2012. For the three months and nine months ended May 31, 2012, in accordance with the terms of his agreement the Consultant elected to receive payment for services rendered in shares of common stock of the Company in the amount of $44,781 and $58,997, respectively, which includes $9,999 and $18,685 representing the excess of the fair value of the shares issued over the issuance price, respectively.

h.	Effective on June 6, 2011 the Company entered into a two year employment agreement with a Controller. Base compensation is payable at the rate of $100,000 per annum, and $125,000 per annum after the initial 90 day period for the remainder of the agreement. The Controller was granted non-qualified common stock purchase options to purchase 200,000 shares of the Company’s common stock at $0.75 per share. These options have a five-year life and include a cashless exercise feature. The options vest with respect to 25,000 shares on September 6, 2011 and 25,000 at the end of each three months thereafter commencing on December 6, 2011 until fully vested. The Company estimated the fair value of the stock options to be $159,048 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of three and one half years, risk-free interest rate of 0.74%, a dividend and forfeiture rate of 0% and a volatility of 112.4%. Further, on September 6, 2011, after the expiration of the initial 90 day period, the Company was obligated to grant the Controller 25,000 shares of restricted common stock of the Company, of which 10,000 vested on the grant date and 15,000 on December 6, 2011. The Board of Directors subsequently modified this arrangement and issued to him 86,207 restricted shares with a fair value of $25,000 in May 2012. The Controller is also entitled (i) to participate in all Company sponsored benefit plans (ii) to an annual bonus at the discretion of the Board of Directors; and (iii) a salary increase once the Company attains positive operating cash flow. Results of operation include stock based compensation in the amount of $23,006 and $81,018 for the three and nine months ended May 31, 2012. Effective on January 31, 2012, the Board of Directors elected the Controller as CEO. An agreement is currently being negotiated.

i.	On July 15, 2011, the Company entered into an independent Director Agreement with a new director for an initial term expiring July 15, 2013. The Company is obligated to pay a $20,000 annual retainer and grant 200,000 non-qualified stock options to purchase 200,000 shares of common stock exercisable at $0.50 per share and with a five year life. The options include a cashless exercise provision. These options vest at the rate of 25,000 options per quarter beginning on July 15, 2011. The Company estimated the fair value of the stock options to be $179,024 at the date of grant, using the Black-Scholes option pricing model with the following assumptions: expected life of three and one half years, risk-free interest rate of 1.01%, a dividend and forfeiture rate of 0% and a volatility of 113%. The fair value of the options is being amortized ratably over the two year vesting term. Results of operation include stock based compensation in the amount of $22,378 and $89,134 for the three and nine months ended May 31, 2012.

Ruby Creek Resources, Inc.

Notes to Consolidated Financial Statments

(An Exploration Stage Company)

May 31, 2012

(Unaudited)

NOTE 8 -   Common Stock and Common Stock Purchase Options

In the nine month period ended May 31, 2012 the Company concluded the following transactions:

a.	In October 2011 the Company commenced an offering of units, which offering concluded in December 2011. Each unit consists of one common share and one share purchase warrant. Two warrants are required to purchase one common share at a price of $1.50 per share for a period of up to two years. The Company sold 320,000 units and received proceeds of $240,000.

b.	1,164,603 warrants exercisable at $0.05 per share were converted to 1,225,000 restricted common shares on a cashless basis.

c.	1,835,000 private placement warrants were exercised to acquire 967,500 common shares for net proceeds of $328,750.

d.	On February 15, 2012, the Company offered the holders of its $1.00 common stock purchase warrants issued in connection with a private placement the right to purchase two common shares for each $1.00 warrant for a limited time. In February, 2012, the holder of 10,000 such warrants exercised, paid $10,000 and received 20,000 common shares. In the period from March 1, 2012 to March 30, 2012, the holders of 611,500 such warrants exercised, paid $611,500 in proceeds and received 1,223,000 common shares. The aggregate 1,243,000 shares issued to these warrant holders who accepted this offer had a weighted average fair value of $0.72 per share on the dates of offer as compared to the original per share exercise price of $0.50, or $0.22 per share. This transaction has been treated as a capital transaction and the fair value of $278,000 has been recorded in additional paid in capital. The balance of these unexercised warrants to purchase 8,609,500 common shares at $1.00 per share remain outstanding under their original terms.

e.	In connection with the Gold Standard transaction described in Note 3c, on January 7, 2012 the Board of Directors of the Company (i) issued 50,000 common shares to a consultant for assisting in the transaction (the fair value of these shares of $60,000 on their date of issuance was included in general and administrative expenses) and (ii) issued stock options to purchase 65,000 common shares to various individuals at $0.75 per share which vested on grant with a five-year life. These options include a cashless exercise provision. The fair value of these options determined using the Black-Scholes option pricing model using a risk-free interest rate of .52% per annum and a volatility of 105% was $58,000 and is included in stock based compensation. Two officers each received 12,500 and an independent director received 25,000 of these options.

NOTE 9 -   Subsequent Events

Subsequent to May 31, 2012:

a.	A principal shareholder and director paid $20,000 to a third party on behalf of the Company to assist in raising capital for the Company. He received a. bridge note bearing interest at 12% per annum and due September 2012 provided that in the event of gross proceeds in excess of $1,000,000 in debt or equity, or securities convertible into or exchangeable or exercisable for debt or equity, the principal amount and all accrued interest thereon shall be immediately due and payable. Prior to maturity, the bridge note is convertible into common shares at the holders option, at a conversion price equal to the price per share at which and investor has purchased common stock or common stock equivalents from the Company at the date closest to the date of this bridge note. In the event of a default as defined in the note, and upon the dispostion of all assets and distribution of net proceeds, if any, to creditors and shareholders, the holder has the right to convert the outstanding principal amount and all accrued interest thereon into a number of duly authorized, fully paid and non-assessable shares of common stock of the resulting shell company such that the holder will own 51% of outstanding shares of common stock of the Company.

b.	The Company entered into a Loan Agreement with several parties and received $90,000 through July 12, 2012. These parties received a convertible note due 90 days from issuance, plus interest at 12% per annum. The note plus accrued interest is convertible at the holders’ option before maturity at 70% of the lowest price at which the Company sells equity securities or the lowest conversion price in the first offering of securities by the Company subsequent to the issuance of the convertible notes. Under the Loan Agreement, each holder also received a warrant to purchase that number of shares into which the holder’s note is convertible for a period of five years, at an exercise price specified in the agreements. Under certain circumstances these warrants issued could have a cashless exercise provision. A principal shareholder and director purchased $20,000 and the CFO $5,000 of these notes.

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

The following discussion of our plan of operations, results of operations and financial condition for the three and nine month periods ended May 31, 2012 should be read in conjunction with our unaudited interim financial statements and related notes for the three month and nine month periods ended May 31, 2012 included in this quarterly report.   This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, the Company’s ability to raise additional capital which it requires both to continue its present and limited operations and to continue with the plan of operations below.

Plan of Operations

In the event that the Company is able to raise additional capital, of which there can be no assurance, our plan of operations for the next year is to commence gold mining production and to continue exploration activities on our properties acquired and to be acquired. Our Gold Plateau project will approximate 1500 sq km (579 sq miles) including properties currently owned and assuming closing of all properties currently in contract. The major properties currently owned include the Mkuvia property, Gold Standard, Kapinga and Keigi. On November 29, 2011, we own our first mining license, which allows us to begin commercial gold mining operations. Reference is made to Note 7A – Litigation, regarding litigation commenced by the Company related to the Mkuvia properties.

Due to a lack of available capital, we scaled back our operations and employees during the three months ended May 31, 2012 and are currently preserving the mining assets, equipment and rights we possess until such time the Company is able to raise additional capital, of which there can be no assurance. Due to our lack of operating history and lack of operating revenues, uncertainty on the availability of adequate financial resources to support operations and to fund current and future payments, there exists substantial doubt about our ability to continue as a going concern.

In March 2012, we commenced test mining on the Gold Standard mining license. Even if we complete our current exploration and test mining programs and commence mining operations on our Gold Standard mining license and we are successful in identifying mineral deposits, we will have to spend substantial funds on further drilling and engineering studies, mining equipment and/or contractors before we will know if we have a commercially viable mineral deposit or reserve and are able to achieve positive cash flow from operations. Our plan of operations for the next twelve months is to obtain the funding necessary for continued exploration, and commencement of exploration and mining operations on the Gold Standard property. Further, there are other potential exploration properties currently under review.

In the event we are able to raise additional capital, our geological team will perform geological studies to identify areas where mining licenses and mining activities would be most productive. As these sites are identified, we would file for additional mining licenses and our production team can assess what equipment and support structures are necessary to maximize production.

Liquidity and Financial Condition

At May 31, 2012, we had cash balances of $47,000 and a working capital deficit of $931,000, including a $549,000 convertible note payable to Gold Standard (see Note 3c).  In addition to working capital requirements, our need for liquidity includes payment obligations remaining under our Kapinga, Gold Standard and other property purchases. Reference is made to Notes 3a and 7A to the Unaudited Consolidated Financial Statements included elsewhere herein for a discussion of the litigation the Company commenced in February 2012 against Handeni Gold Inc. with respect to the Mkuvia Properties. As a consequence of that litigation, the financial statements reflect an impairment provision of $1,931,000 which is the recorded amount of Mkuvai mineral rights reduced by the associated liabilities. As a result of this litigation, certain payments to Handeni have ceased. Substantial amounts of the remaining obligations, principally related to the Gold Standard transaction, may be converted to or satisfied in shares of our common stock.  Effective on September 9, 2011, we acquired the mineral and mining rights to three properties which will be covered by prospecting licenses on a total of 350 sq km property known as the Kapinga Properties, under the following terms and conditions, as modified from an earlier arrangement:

•	A purchase price of $155,000 plus 75,000 shares of Company common stock, against which payments of $60,000 were made through August 31, 2011. Any unpaid balance and the share issuance will be completed upon satisfactory transfer of the remaining prospecting licenses deemed necessary to transfer 100% ownership of all property rights to the Company;

•	The Company will acquire a 100% interest in KAP 1,2,3
•	Within 30 days of the issuance of the first mining license on the Kapinga properties, an additional payment of $100,000 and 75,000 shares of common stock of the Company plus within six months of that date a final payment of $100,000 in cash or common stock of the Company valued at $100,000, at the Company’s option.	•

On November 29, 2011, we concluded the acquisition of a 95% interest in Gold Standard Tanzania Ltd, (“GSTL”). GSTL’s assets include a 10 year, 10 square kilometer mining license issued in September 2010, and other assets including two Prospecting License Joint Ventures of 39 and 89 square kilometers, a Regional Environmental Report on the combined 139 square kilometer property, mining equipment and an established mining camp. The purchase price was $3,000,000 in cash, convertible promissory notes and stock, as well as the assumption of $585,000 in GSTL liabilities. (See Note 3c to the Unaudited Consolidated Financial Statements included herein). The property is immediately adjacent to and on the west-northwest border of the Company’s Gold Plateau Project. As disclosed in Note 3c, we have not made the payment due on May 26, 2012 related to the Gold Standard acquisition and are currently in discussions for the satisfaction of this payment with the seller.

All of the properties comprising the Gold Plateau Project are located in the Liwale and Nachingwea Districts, Lindi Region of the United Republic of Tanzania.

In the nine months ended May 31, 2012 and for the subsequent period through April 16, 2012, we received additional funding as follows:

●	On October 2011, we commenced an offering of equity securities pursuant to Rule 506 of Regulation D and Regulation S at a price of $0.75 per unit. Through December 5, 2011, the Company sold 320,000 units of this offering and received proceeds of $240,000 and issued associated $1.50 two year warrants to purchase an additional 160,000 shares. If all of these warrants were exercised it would result in proceeds of an additional $240,000. We incurred and paid $15,000 in commissions related to these funds received.
●	Private placement warrants were exercised to acquire 1,082,500 common shares for net proceeds of $386,250.
●	A Director exercised certain Bridge Loan default warrants resulting in the issuance of 390,000 common shares for $97,500 in proceeds and exercised certain compensation warrants to purchase 900,000 common shares for $45,000 in proceeds.
●	On February 15, 2012, the Company offered the holders of its $1.00 common stock purchase warrants issued in connection with a private placement the right to purchase two common shares for each $1.00 warrant for a limited time. Through March 31, 2012, the holders of 621,500 such warrants exercised, paid $621,500 in proceeds and received 1,243,000 common shares. The unexercised remaining quantity of this class of warrant to purchase 8,609,500 common shares at $1.00 per share remain outstanding for the balance of their original two year terms.

In the period from June 1, 2012 through July 16, 2012:

a.	A principal shareholder and director paid $20,000 to a third party on behalf of the Company to assist in raising capital for the Company. He received abridge note bearing interest at 12% per annum and due September 2012 provided that in the event of gross proceeds in excess of $1,000,000 in debt or equity, or securities convertible into or exchangeable or exercisable for debt or equity, the principal amount and all accrued interest thereon shall be immediately due and payable. Prior to maturity, the bridge note is convertible into common shares at the holders option, at a conversion price equal to the price per share at which and investor has purchased common stock or common stock equivalents from the Company at the date closest to the date of this bridge note. In the event of a default as defined in the note, and upon the dispostion of all assets and distribution of net proceeds, if any, to creditors and shareholders, the holder has the right to convert the outstanding principal amount and all accrued interest thereon into a number of duly authorized, fully paid and non-assessable shares of common stock of the resulting shell company such that the holder will own 51% of the outstanding shares of common stock of the Company, and

b.	The Company entered into a Loan Agreement with several parties and received $90,000 through July 12, 2012. These parties received a convertible note due 90 days from issuance, plus interest at 12% per annum. The note plus accrued interest is convertible at the holders’ option before maturity at 70% of the lowest price at which the Company sells equity securities or the lowest conversion price in the first offering of securities by the Company subsequent to the issuance of the convertible notes. Under the Loan Agreement, each holder also received a warrant to purchase that number of shares into which the holder’s note is convertible for a period of five years, at an exercise price specified in the agreements. Under certain circumstances, these warrants issued could have a cashless exercise provision. A principal shareholder and director purchased $20,000 and the CFO $5,000 of these notes.

The following common stock purchase options and warrants were outstanding as of May 31, 2012 with various expiration dates over the next five-year period:

	Number of shares Issuable		Proceeds if Exercised
Compensatory warrant exercisable for shares to former CEO	625,000	(a)	$312,500
Compensatory warrants exercisable for shares to directors and related parties	1,975,000	(a)	717,500
Compensatory warrant/options exercisable for shares – others	400,000	(a)	35,000
Compensatory stock options – employment agreements	915,000	(a) (b)	591,250
Shares issuable upon exercise of warrants - July 2009 private placement at $0.05 per share	100,000		5,000
Shares issuable upon conversion of 3,801,000 warrants issued in April 2010 private placement at $0.50 per share	1,900,500		950,250
Shares issuable upon conversion of 8,609,500 warrants issued in October 2010 private placement at $1.00 per share	8,609,500		8,609,500
Shares issuable upon conversion of 320,000 warrants issued in October 2011 private placement at $1.50 per share	160,000		240,000
8% Convertible Share Note – Gold Standard transaction	974,000		974,000
Total	15,659,000		$12,435,000

(a) (b)	These securities include cashless exercise provisions. (b) Compensatory options include certain vesting provisions. Compensatory options include certain vesting provisions.

If all of the warrants and options were exercised, we could receive an additional $10,472,500 in proceeds, excluding proceeds of $1,962,500 of securities with cashless exercise provisions. We cannot however predict if market conditions would be favorable, or that the various holders would exercise their rights even if the various exercise prices were lower than the market price of our shares at the time.`.

Need for Future Financings

As set forth above, the Company’s current and future operations are dependent on raising additional capital. There can be no assurance that the Company will be able to raise additional capital, or, that it will be available on terms acceptable to the Company. In the absence of additional financing, the Company will not be able to continue and even our current limited operations will cease. We conducted test mining operations in three month period ended May 31, 2012 under the initial mining license acquired in the Gold Standard acquisition. A portion of the funds we are currently seeking would be for working capital and to purchase additional mining equipment that is required to commence commercial operations. In the three months ended May 31, 2012 and continuing through the date of this filing, we curtailed operating expenses and all mining activities while we pursue these fund raising activities.

While there is no assurance of this, we believe that the nature of the deposit at the Gold Plateau will lends itself to production of gold with economical concentrations, with an additional level of of investment approximating $1,000,000.

Results of Operations for the three months and nine months ended May 31, 2012.

Mining Exploration and Operating Costs

During the three months and nine months ended May 31, 2012, mining, exploration and operating costs were $698,841 and $1,498,643 respectively, as compared to $386,166 and $960,196 in the comparable periods of the preceding year. This is reflective of our activities following the acquisition of the mining rights to the Gold Standard property as well as activities to advance our progress towards commencing production, including test mining activities. Although we have been able to reduce security costs by $127,576 and subcontracting costs by $46,073 in the nine months ended May 31, 2012 as compared to the comparable period of the preceding year, the current nine month period includes $394,573 in repairs and maintenance costs for our equipment to bring it to operational levels.

In the three months ended May 31, 2012, our test mining produced approximately 14 ounces of gold and for which we received $19,000 in proceeds. These proceeds have been accounted for as a reduction of Mining exploration and operating costs.

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

In order to more efficiently perform our exploration and mining activities we moved most of our living quarters, cooking and lavatory facilities and other support functions to the Gold Standard mining site.

Consulting Services

During the three months and nine months ended May 31, 2012, we incurred $164,957 and $589,758 respectively, in consulting costs as compared to $436,007 and $628,814 in the comparable periods of the preceding year. We incurred consulting costs for a wide range of advisory and support services to assist us with our operations in Tanzania, to enhance our financing strategies and for other legal and administrative improvements. Of the total amount we incurred, $144,964 and $501,232 was satisfied through stock based compensation during the three months and nine months ended May 31, 2012, respectively. During three months and six months ended May 31, 2012 of the total amount we incurred, $390,564 and $498,919 was satisfied through stock based compensation, respectively.

Interest and Financing Fees

During the three months and nine months ended May 31, 2012 , we incurred approximately $66,823 and $930,409, respectively, in interest and financing fees as compared to $124,265 and $380,378 in the comparable periods of the preceding year. During the nine months ended May 31, 2012, we incurred a non-cash interest charge of $615,600 arising from the conversion by the holders of the $1,026,000 Equipment Note issued in the acquisition of Gold Standard, Ltd. into 1,368,000 common shares.  This charge represented the intrinsic value of the conversion feature. The remaining amounts incurred in 2012 of $275,753 were non-cash charges for the accretion of debt discount related to the amounts due Handeni and Gold Standard and accrued interest of $39,056 on the Gold Standard Share Note.

Management Services

During three months and nine months ended May 31, 2012, we incurred $193,740 and $867,400 respectively, in management services compared to $576,345 and $834,147 in the comparable periods of the preceding year. Of those amounts approximately $78,000 and $477,000, respectively, was paid in the form of stock based compensation for the three and nine month periods end May 31, 2012. Of the total amount incurred during the three months and nine month period ended May 31, 2011, approximately $458,000 and $542,000 was paid in the form stock based compensation. In these periods stock based compensation represented the fair value of compensatory stock options and warrants and common shares earned.

General and Administrative, Professional Fees, and Shareholder Relations

During the three months and nine months ended May 31, 2012, we incurred approximately $474,794 and $1,225,444, respectively, in General and Administrative, Professional Fees, and Shareholder Relations compared to $228,755 and $665,405 in the comparable periods of the preceding year. These expenses increased in a manner consistent with the increased complexity and scope of operations of the Company, travel and related costs, directors and officers insurance, additional support staff and facilities costs as well legal and other professional fees. In addition, the three months ended May 31, 2012 included the writeoff of $125,000 financing costs and other deposits.

Impairment – Mineral Properties and Equipment

In connection with the Handeni litigation described in Note 7A – Litigation of Notes to Consolidated Financial Statements and Part II, Item 1. Legal Proceedings included elsewhere herein, in the three months ended February 29, 2012, the Company provided an impairment provision of $1,931,000, which was equal to the carrying value as of that date of the Mkuvia Properties ($6,796,000) acquired from Handeni, reduced by recorded liabilites to Handeni ($4,865,000). While we are confident that we will be successful in this litigation, we have recorded this non-cash impairment because of uncertainties associated with litigation and to reflect the potential impairment that could occur in the unlikely event we are not successful in this matter. The nine months ended May 31, 2012 also includes a $300,000 provision for the impairment of equipment.

Net Loss

The net loss approximated $1,669,000 and $7,463,000 for the three month and nine month periods ended May 31, 2012 (before net loss attributable to noncontrolling interest) as compared to $1,765,000 and $3,941,000 in the comparable periods of the preceding year.  Our net loss from inception of the Company on May 3, 2006 until May 31, 2012 approximated $15,454,000 (before net loss attributable to noncontrolling interest) . Our net loss for the nine months ended May 31, 2012 is attributable to the execution of our business plan to become a gold producing mining company.  For the nine months ended May 31, 2012, stock based compensation for management services approximated $798,000, non-cash financing costs approximated $864,000, depreciation and amortization approximated $121,000, common stock issued for consulting services approximated $412,000, the non-cash impairment of the Mkuvia Project of $1,931,000 and impairment for equipment of $300,000 for an aggregate of $4,383,000 in non-cash costs included in results of operations. Of the Net loss for the nine months ended May 31, 2012, $50,500 is attributable to the 5% noncontrolling interest in the Gold Standard operations, which was acquired effective on November 29, 2011. This results in a net loss for the period attributable to common shareholders of $7,366,000.

Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company is in the exploration stage and has not generated significant revenues since inception.  The Company has incurred significant losses from inception through May 31, 2012 of approximately $15,454,000 and is currently seeking funding necessary to continue operations. These factors, raise substantial doubt about the ability of the Company to continue as a going concern.  Further, as discussed in Note 7A – Litigation, the Company commenced litigation againt Handeni Gold Inc (formerly Douglas Lake Minerals, Inc) related to claims for breaches of contract and fraud related to the Mkuvia Property. Handeni Gold Inc. has filed a counterclaim against the Company seeking certain payments and removal of certain asset restrictions. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary financing to settle outstanding debts, fund ongoing operating losses and to discover and successfully exploit economically recoverable mineral reserves on its resource properties and ultimately on the attainment of future profitable operations; and to the satisfactory outcome of the referenced litigation.  The Company has funded its operations with private equity, advances from related parties and/or convertible debt financing and is in the process of identifying additional sources of capital from debt or equity sources. Additional working capital and capital funds will be required to finance the Company’s operations until commercial operations commence and positive cash flow can be achieved. However, there can be no assurance of this, nor is there any assurance that profitable commercial operations will be achieved. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies for fiscal years beginning after December 15, 2011, with early adoption permitted. In December 2011, the FASB issued an update to ASU No. 2011-05. The update, ASU No. 2011 -12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU No. 2011-12”), defers the effective date of certain presentation requirements within ASU No. 2011-05. The Company does not expect that the adoption of ASU 2011-05 will have an impact on its consolidated results of operations, financial condition or cash flows as it only requires a change in the format of the Company’s current presentation.

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles – Goodwill and Other (ASC Topic 350): Testing Goodwill for Impairment” (“ASU No. 2011-08”), which amends guidance for goodwill impairment testing. The amendment allows for entities to first assess qualitative factors in determining whether or not the fair value of a reporting unit exceeds its carrying value. If an entity concludes from this qualitative assessment that it is more likely than not that the fair value of a reporting unit exceeds its carrying value, then performing a two-step impairment test is unnecessary. ASU No. 2011-08 will be effective for public companies for fiscal years beginning after December 15, 2011. The Company does not expect that the adoption of ASU 2011-08 will have an impact on its consolidated results of operations, financial condition or cash flows.

There are no other recent pronouncements issued are not expected to have a material effect on the Company’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are currently not subject to any material market risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to certain material weaknesses in our internal control over interim financial reporting as of May 31, 2012, as described in our management’s report on internal control over financial reporting included in our annual report on Form 10-K for our fiscal year ended August 31, 2011, which deficiencies have not been remedied as of May 31, 2012.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any legal proceedings pending or threatened against us or our properties other than as follows:

In connection with the agreements described in Notes 3a-3c to the Unauduited Consolidated Financial Statements included elsewhere herein related to the Mkuvia Gold Project, it has come to the Company’s attention that Handeni and Maita have been permitting a third party to continuously conduct prospecting activities and allegedly conveyed certain of the prospecting licenses and joint venture rights acquired as part of the Mkuvia transactions to third parties, at a date subsequent to the effective dates of the initial transaction, in violation of the Company’s ownership of exclusive mineral and mining rights.  Regarding this matter, Handeni has previously disclosed in its Form 10-Q for the quarter ended November 30, 2011 filed with the SEC on January 17, 2012, that it “is currently investigating through local counsel the registration particulars of prospecting licenses numbered 5664/2009 and 5669/2009, which form a part of the current Joint Venture Company project [which refers to the joint venture with Ruby Creek]. This investigation relates to the reported registration of prospecting licenses numbered 5664/2009 and 5669/2009 to a third party without the Company’s (Handeni’s) approval, in unclear circumstances.”  On February 8, 2012 the Company filed a Summons with Notice in the Supreme Court of the State of New York against Handeni (Douglas Lake Minerals, Inc. as the named defendant) for breach of contract, fraud and breach of fiduciary duty in connection with the violation of joint venture agreements. The relief sought was for compensatory and consequential damages in the amount of $10,000,000. On April 2, 2012, the Company filed a Complaint in the Supreme Court of the State of New York against Handeni (Douglas Lake Minerals, Inc. as the named defendant). In that complaint the Company is seeking damages caused by Handeni for their violation of the parties’ agreements and for fraud. On May 21, 2012, Handeni filed an Answer and Counter claim in New York, as well as a request for the production of documents and a notice of depostion. On June 11, 2012 the Company filed its repsonse and objections and replies to counterclaims and on June 19 a first set of interrogatories to Handeni; and has produced documents in response the Handeni’s request. The Company is now seeking $17,000,000 in damages, exclusive of interest, costs and legal fees. As a consequence of the foregoing, the Company has not obtained an initial mining license on the Mkuvia property nor received the required environmental study which would have triggered a series of payments to Handeni. Further, as a result of Handeni’s breaches, the Comapany has not made a $450,000 payment originally due on June 1, 2011 pursuant to the May 24, 2010 agreement, among other things.  In the opinion of the Company’s Tanzanian counsel, the Company has good interest in the prospecting licenses (“PL”) free and clear of any liens and encumbrances and under Tanzanian law any dealings relating to the PL’s and the joint venture rights made subsequent to the dates when the Commissioner of the Ministry of Energy and Mining issued the Certificates of Acknowledgment of the joint venture agreements would not be recognized and they would not affect the rights of the Company in the PL’s. Further, counsel advises that there are no provisions under Tanzanian law in relation to mineral rights which would permit the PL’s to be forfeited or otherwise withdrawn in the event of a change of ownership.

On February 23, 2012, Handeni filed a Notice of Claim against the Company in the Supreme Court of British Columbia claiming breaches of the agreements between the parties and seeking (i) payments as stipulated in the preceding paragraph of $450,000, (ii) 20% of certain private placement proceeds received by the Company ($917,100), (iii) consent of the Company to remove the restrictive resale legend affixed to the 4,000,000 restricted common shares of the Company issued as partial consideration for the properties.and (iv) the right to market and sell the property to third parties. These amounts are included in the liabilities discussed in the next paragraph which have been offset in the determination of the impairment. The Company has filed a Notice of Application with the Supreme Court of British Columbia to dismiss this matter in this court over jusidictional issues. A hearing has been scheduled on this matter for November 13, 2012.

Management believes that the Company has suffered significant damages and while it is confident of the merits of its position and that the Company will ultimately be successful in its lawsuit, management has provided an impairment of the Mkuvia assets acquired offset by the recorded amount of the corresponding liabilities, to a nominal value of $1 as of February 29, 2012. A charge of $1,930,682 is reflected in the accompanyng statement of operations for the 9 month period ended May 31, 2012. Offsetting the liabilities to Handeni is appropriate and consistent with the position of impairing the assets, since the obligation to make any payments is tied to proper title to the assets purchased.

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

On February 15, 2012, the Company offered the holders of its $1.00 common stock purchase warrants issued in connection with a previous private placement the right to purchase two common shares for each $1.00 warrant for a limited time.  Through March 31, 2012, the holders of 621,500 such warrants exercised, paid $621,500 in proceeds and received 1,243,000 common shares. The unexercised remaining quantity of this class of warrant to purchase 8,609,500 common shares at $1.00 per share remain outstanding for the balance of their original two year terms. In addition to the shares issued in reliance on the exemption from registration afforded by Regulation D, Rule 506, shares were issued to certain investors that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Regulation S.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive (Filed herewith)
31.2	Certification of Chief Financial Officer (Filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer (Filed herewith)
101	XBRL Instant Document (IN ACCORDANCE WITH THE TEMPORARY HARDSHIP EXEMPTION PROVIDED BY RULE 201 OF REGULATION S-T, THE DATE BY WHICH THE INTERACTIVE DATA FILE IS REQUIRED TO BE SUBMITTED HAS BEEN EXTENDED BY SIX BUSINESS DAYS).

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUBY CREEK RESOURCES, INC.

/s/ Daniel Bartley
Daniel Bartley
Chief Executive Officer

Dated: July 23, 2012

/s/ Myron Landin
Myron Landin, CPA
Chief Financial Officer

Dated: July 23, 2012

