Form 10-Q/A
period 2012-05-31
Ruby Creek Resources, Inc.
filed 2012-07-27
CIK 1379810

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 47,744,749 shares of common stock as of July 13, 2012.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended May 31, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 201 of Regulation S-T, which extends the date by which the interactive data file is required to be submitted by six business days.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Ruby Creek Resources, Inc.
(An Exploration Stage Company)
May 31, 2012

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

RUBY CREEK RESOURCES, INC.

/s/ Daniel Bartley
Daniel Bartley
Chief Executive Officer, Director.

Dated: July 27, 2012

/s/ Myron Landin
Myron Landin, CPA
Chief Financial Officer

Dated: July 27, 2012

* Filed Herewith

(1) Incorporated by reference to Quarterly Report on Form 10-Q for quarterly period ended May 31, 2012, filed on July 23, 2012.